Form 10-Q
period 2020-03-31
Juniper Industrial Holdings, Inc.
filed 2020-05-15
CIK 1787791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2020, 34,500,000 shares of Class A Common Stock (which includes shares of Class A Common Stock that are underlying the Company’s Units), par value $0.0001, and 8,625,000 shares of Class B common stock, par value $0.0001 (the “Class B Common Stock”), were issued and outstanding.

JUNIPER INDUSTRIAL HOLDINGS, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$2,341,479	$2,456,150
Prepaid expenses	235,203	275,686

Total current assets	2,576,682	2,731,836
Cash and marketable securities held in Trust Account	347,644,132	345,714,541

Total assets	$350,220,814	$348,446,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$46,482	$75,406
Accrued expenses	252,368	166,318
Accrued expenses - related party	50,000	20,000
Franchise tax payable	127,360	77,310
Income tax payable	564,261	128,824

Total current liabilities	1,040,471	467,858
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	13,115,471	12,542,858

Commitments and Contingencies
Class A common stock, $0.0001 par value; 33,012,459 and 33,024,303 shares subject to possible redemption at $10.06 and $10.02 per share at March 31, 2020 and December 31, 2019, respectively	332,105,338	330,903,516

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,487,541 and 1,475,697 shares issued and outstanding (excluding 33,012,459 and 33,024,303 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	149	148
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,486,970	4,677,369
Retained earnings	1,512,023	321,623

Total stockholders’ equity	5,000,005	5,000,003

Total Liabilities and Stockholders’ Equity	$350,220,814	$348,446,377

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2020
General and administrative expenses	$254,917
Franchise tax expense	50,050

Loss from operations	(304,967)

Other income:
Interest income in operating account	1,213
Interest earned on marketable securities held in Trust Account	1,337,239
Unrealized gain on marketable securities held in Trust Account	592,352

Income before income tax expense	1,625,837
Income tax expense	(435,437)

Net income	$1,190,400

Weighted average shares outstanding, basic and diluted (1)	10,100,827

Basic and diluted net loss per share	$(0.02)

(1)	This number excludes an aggregate of up to 33,012,459 shares subject to possible redemption at March 31, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Common Stock				Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2019	1,475,697	$148	8,625,000	$863	$4,677,369	$321,623	$5,000,003
Additional offering costs					11,424		11,424
Class A common stock subject to possible redemption	11,844	1	—	—	(1,201,823)	—	(1,201,822)
Net income	—	—	—	—	—	1,190,400	1,190,400

Balance - March 31, 2020 (unaudited)	1,487,541	$149	8,625,000	$863	$3,486,970	$1,512,023	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$1,190,400
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust	(1,337,239)
Unrealized gain on marketable securities held in Trust Account	(592,352)
Changes in operating assets and liabilities:
Prepaid expenses	40,483
Accounts payable	(17,500)
Accrued expenses	86,050
Accrued expenses - related party	30,000
Franchise tax payable	50,050
Income tax payable	435,437

Net cash used in operating activities	(114,671)

Net change in cash	(114,671)

Cash - beginning of the period	2,456,150

Cash - end of the period	$2,341,479

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$1,201,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the three months ended March 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering held in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Juniper Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2019. The Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.58 million, inclusive of approximately $12.08 million in deferred underwriting commissions (Note 5).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although all of the remaining net proceeds of the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) excluding the amount of any deferred underwriting discount held in trust and taxes on the income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at March 31, 2020, the Company had approximately $2.3 million in cash, and working capital of approximately $2.2 million (not taken into account franchise and income tax obligations), and approximately $2.6 million of interest available to pay for its taxes.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report filed by the Company with the SEC on March 30, 2020.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements, primarily due to their short in nature.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements . Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Cash and marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable

Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 33,012,459 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 33,012,459 shares of common stock subject to possible redemption at March 31, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 27,400,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per share of common stock

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

For the Three Months Ended March 31, 2020
Net income	$1,190,400
Less: Income attributable to common stock subject to possible redemption	(1,381,863)

Adjusted net loss	$(191,463)

Weighted average common stock outstanding, basic and diluted	10,100,827

Basic and diluted net loss per share of common stock	$(0.02)

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2020 and December 31, 2019.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest earned and unrealized gain on marketable securities held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the three months ended March 31, 2020 was 26.78%, which differ from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s condensed financial statements.

Note 3—Initial Public Offering

On November 13, 2019, the Company sold 34,500,000 Units, including 4,500,000 Over-Allotment Units, at a price of $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.58 million, inclusive of approximately $12.08 million in deferred underwriting commissions.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred $30,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company had $50,000 and $20,000 in accrued expenses for related party in connection with such services, respectively, in the accompanying balance sheets.

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

Note 5—Commitments & Contingencies

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

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 6—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 34,500,000 shares of Class A common stock issued or outstanding, including 33,012,459 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 8,625,000 shares of Class B common stock outstanding.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the Public Warrants for Class A common stock:

•	in whole and not in part;

•

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

•

if, and only if, the last reported sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

•

if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and

•

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Description	Level	March 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$347,644,132	$345,714,541

Approximately $1,400 of the balance held in Trust Account was held in cash as of both March 31, 2020 and December 31, 2019.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Juniper Industrial Holdings, Inc.” “our,” “us” or “we” refer to Juniper Industrial Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on November 7, 2019. On November 13, 2020, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.58 million, inclusive of approximately $12.08 million in deferred underwriting commissions.

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at March 31, 2020, we had approximately $2.3 million in cash, and working capital of approximately $2.2 million (not taking into account franchise and income tax obligations), and approximately $2.6 million of interest available to pay for our taxes.

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

Results of Operations

Our entire activity since inception up to March 31, 2020 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2020, we had net income of approximately $1.2 million, which consisted of approximately $1.9 million generated from the combination of interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized gain on marketable securities held in Trust Account, offset by approximately $255,000 in general and administrative expenses, approximately $50,000 in franchise tax expenses and approximately $435,000 in income tax expenses.

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

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 33,012,459 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2020, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March  30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. [LEGAL TO REVIEW]

Unregistered Sales

In August 2019, the sponsor paid $25,000, or approximately $0.003 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 8,625,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of March 31, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

Use of Proceeds

In connection with the initial public offering we incurred offering expenses of approximately $607,000 (excluding underwriting commissions of $6.9 million and deferred underwriting commissions of $12.075 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $345 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account and invested as described elsewhere in this Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2020	By:	/s/ Brian Cook
	Name:	Brian Cook
	Title:	Chief Executive Officer and Chief Financial Officer