Form 10-Q
period 2020-06-30
Juniper Industrial Holdings, Inc.
filed 2020-08-12
CIK 1787791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, 34,500,000 shares of Class A Common Stock (which includes shares of Class A Common Stock that are underlying the Company’s Units), par value $0.0001, and 8,625,000 shares of Class B common stock, par value $0.0001 (the “Class B Common Stock”), were issued and outstanding.

JUNIPER INDUSTRIAL HOLDINGS, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash	$2,359,041	$2,456,150
Prepaid expenses	194,781	275,686

Total current assets	2,553,822	2,731,836
Cash and marketable securities held in Trust Account	347,493,194	345,714,541

Total assets	$350,047,016	$348,446,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$31,118	$75,406
Accrued expenses	264,018	166,318
Accrued expenses - related party	—	20,000
Franchise tax payable	177,360	77,310
Income tax payable	601,402	128,824

Total current liabilities	1,073,898	467,858
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	13,148,898	12,542,858

Commitments and Contingencies
Class A common stock, $0.0001 par value; 33,024,688 and 33,024,303 shares subject to possible redemption at $10.05 and $10.02 per share at June 30, 2020 and December 31, 2019, respectively	331,898,115	330,903,516

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,475,312 and 1,475,697 shares issued and outstanding (excluding 33,024,688 and 33,024,303 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	148	148

Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Additional paid-in capital	3,694,194	4,677,369
Retained earnings	1,304,798	321,623

Total stockholders’ equity	5,000,003	5,000,003

Total Liabilities and Stockholders’ Equity	$350,047,016	$348,446,377

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2020
General and administrative expenses	$107,050	$361,967
Franchise tax expense	50,000	100,050

Loss from operations	(157,050)	(462,017)

Other income:
Interest income in operating account	72	1,285
Interest earned on marketable securities held in Trust Account	700,827	2,038,066
Unrealized loss on marketable securities held in Trust Account	(592,352)	—

(Loss) Income before income tax expense	(48,503)	1,577,334
Income tax expense	(158,722)	(594,159)

Net (loss) income	$(207,225)	$983,175

Weighted average shares outstanding, basic and diluted (1)	10,112,541	10,105,435

Basic and diluted net loss per share	$(0.02)	$(0.03)

(1)	This number excludes an aggregate of up to 33,024,688 shares subject to possible redemption at June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,475,697	$148	8,625,000	$863	$4,677,369	$321,623	$5,000,003
Additional offering costs					11,424		11,424
Class A common stock subject to possible redemption	11,844	1	—	—	(1,201,823)	—	(1,201,822)
Net income	—	—	—	—	—	1,190,400	1,190,400

Balance - March 31, 2020 (unaudited)	1,487,541	$149	8,625,000	$863	$3,486,970	$1,512,023	$5,000,005
Class A common stock subject to possible redemption	(12,229)	(1)	—	—	207,224	—	207,223
Net loss	—	—	—	—	—	(207,225)	(207,225)

Balance - June 30, 2020 (unaudited)	1,475,312	$148	8,625,000	$863	$3,694,194	$1,304,798	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net income	$983,175
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust	(2,038,066)
Changes in operating assets and liabilities:
Prepaid expenses	80,905
Accounts payable	(32,864)
Accrued expenses	97,700
Accrued expenses - related party	(20,000)
Franchise tax payable	100,050
Income tax payable	472,578

Net cash used in operating activities	(356,522)

Cash Flows from Investing Activities
Withdrawal from Trust Account for income and franchise taxes	259,413

Net cash provided by investing activities	259,413

Net change in cash	(97,109)

Cash - beginning of the period	2,456,150

Cash - end of the period	$2,359,041

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$121,581

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$994,599

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering held in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at June 30, 2020, the Company had approximately $2.4 million in cash, and working capital of approximately $2.3 million (not taking into account franchise and income tax obligations), and approximately $2.5 million of interest available to pay for its taxes, after $0.3 million was withdrawn during the six months ended June 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and marketable securities held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company withdrew $0.3 million from the Trust Account for the payment of income and franchise tax.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 33,024,688 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 33,024,688 shares of common stock subject to possible redemption at June 30, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 27,400,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per share of common stock

The Company’s net (loss) income is adjusted for the portion of income (loss) that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Net (loss) income	$(207,225)	$983,175
Less: (Income) loss attributable to common stock subject to possible redemption	—	(1,286,340)

Adjusted net loss	$(207,225)	$(303,165)

Weighted average common stock outstanding, basic and diluted	10,112,541	10,105,435

Basic and diluted net loss per share of common stock	$(0.02)	$(0.03)

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $150,000 and $34,000, respectively, which has a full valuation allowance recorded against it.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest earned on marketable securities held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the three and six months ended June 30, 2020 was 327.2% and 37.7%, respectively. The effective tax rate for the three months ended June 30, 2020 differs from the expected income tax rate due to a change in the valuation allowance, state income tax provision and start-up costs (discussed above) which are not currently deductible. The effective tax rate for the six months ended June 30, 2020 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In July 2020, the Company paid its 2019 state income tax liability of approximately $56,000. In addition, in July 2020 the Company made installment payments on its estimated fiscal 2020 federal and state income tax liability of $60,000 and $30,000, respectively. Such state and federal income tax obligations are accrued in the unaudited condensed balance sheet as of June 30, 2020.

Recent Accounting Standards

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on the Company’s condensed financial statements.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no Working Capital Loans outstanding.

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred $30,000 and $60,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three and six months ended June 30, 2020, respectively. As of June 30, 2020 and December 31, 2019, the Company had $0 and $20,000, respectively, in accrued expenses for related party in connection with such services in the accompanying balance sheets.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 34,500,000 shares of Class A common stock issued or outstanding, including 33,024,688 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 8,625,000 shares of Class B common stock outstanding.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Description	Level	June 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$347,493,194	$345,714,541

Approximately $1,000 and $1,400 of the balance held in Trust Account was held in cash as of June 30, 2020 and December 31, 2019, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on November 7, 2019. On November 13, 2019, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.58 million, inclusive of approximately $12.08 million in deferred underwriting commissions.

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at June 30, 2020, we had approximately $2.4 million in cash, and working capital of approximately $2.3 million (not taking into account franchise and income tax obligations), and approximately $2.5 million of interest available to pay for our taxes, after $0.3 million was withdrawn during the six months ended June 30, 2020.

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

Results of Operations

Our entire activity since inception up to June 30, 2020 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three and six months ended June 30, 2020, we had net income (loss) of approximately ($0.2) million and $1.0 million, respectively, which consisted of approximately $50,000 and $1.6 million, respectively, generated from the combination of interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized loss on marketable securities held in Trust Account, offset by approximately $107,000 and $362,000, respectively, in general and administrative expenses, approximately $50,000 and $100,000, respectively, in franchise tax expenses and approximately $159,000 and $594,000, respectively, in income tax expenses.

Contractual Obligations

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of our consummation of a Business Combination or liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. We incurred $30,000 and $60,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three and six months ended June 30, 2020, respectively.

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 33,024,688 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting standards

Our management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2020, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

In August 2019, the sponsor paid $25,000, or approximately $0.003 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 8,625,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of June 30, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 12, 2020	By:	/s/ Brian Cook
	Name:	Brian Cook
	Title:	Chief Executive Officer and Chief Financial Officer