Form 10-Q
period 2020-09-30
Juniper Industrial Holdings, Inc.
filed 2020-11-16
CIK 1787791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 34,500,000 shares of Class A Common Stock (which includes shares of Class A Common Stock that are underlying the Company’s Units), par value $0.0001, and 8,625,000 shares of Class B common stock, par value $0.0001 (the “Class B Common Stock”), were issued and outstanding.

JUNIPER INDUSTRIAL HOLDINGS, INC.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of September 30, 2020 and December 31, 2019	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2020 and for the period from August 12, 2019 (Inception) through September 30, 2019	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and for the period from August 12, 2019 (Inception) through September 30, 2019	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and for the period from August 12, 2019 (Inception) through September 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash	$2,006,387	$2,456,150
Prepaid expenses	156,042	275,686

Total current assets	2,162,429	2,731,836
Cash and marketable securities held in Trust Account	347,595,310	345,714,541

Total assets	$349,757,739	$348,446,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$21,093	$75,406
Accrued expenses	1,293,200	166,318
Accrued expenses - related party	—	20,000
Franchise tax payable	96,536	77,310
Income tax payable	469,585	128,824

Total current liabilities	1,880,414	467,858
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	13,955,414	12,542,858

Commitments and Contingencies
Class A common stock, $0.0001 par value; 32,882,934 and 33,024,303 shares subject to possible redemption at $10.06 and $10.02 per share at September 30, 2020 and December 31, 2019, respectively	330,802,316	330,903,516

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,617,066 and 1,475,697 shares issued and outstanding (excluding 32,882,934 and 33,024,303 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	162	148

Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Additional paid-in capital	4,789,979	4,677,369
Retained earnings	209,005	321,623

Total stockholders’ equity	5,000,009	5,000,003

Total Liabilities and Stockholders’ Equity	$349,757,739	$348,446,377

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Period from August 12, 2019 (Inception) through September 30, 2019
General and administrative expenses	$1,133,520	$1,495,487	$1,179
Franchise tax expense	50,000	150,050	—

Loss from operations	(1,183,520)	(1,645,537)	(1,179)

Other income:
Interest income in operating account	58	1,343	—
Interest earned on marketable securities held in Trust Account	101,336	2,139,402	—
Unrealized gain on marketable securities held in Trust Account	780	780	—

(Loss) Income before income tax expense	(1,081,346)	495,988	(1,179)
Income tax expense	(14,447)	(608,606)	—

Net loss	$(1,095,793)	$(112,618)	$(1,179)

Weighted average shares outstanding, basic and diluted (1)	10,101,853	10,105,017	7,500,000

Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.00)

(1)	This number excludes an aggregate of up to 32,882,934 shares subject to possible redemption at September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three and Nine Months Ended September 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,475,697	$148	8,625,000	$863	4,677,369	$321,623	$5,000,003
Additional offering costs					11,424		11,424
Class A common stock subject to possible redemption	11,844	1	—	—	(1,201,823)	—	(1,201,822)
Net income	—	—	—	—	—	1,190,400	1,190,400

Balance - March 31, 2020 (unaudited)	1,487,541	149	8,625,000	863	3,486,970	1,512,023	5,000,005
Class A common stock subject to possible redemption	(12,229)	(1)	—	—	207,224	—	207,223
Net loss	—	—	—	—	—	(207,225)	(207,225)

Balance - June 30, 2020 (unaudited)	1,475,312	148	8,625,000	863	3,694,194	1,304,798	5,000,003
Class A common stock subject to possible redemption	141,754	14	—	—	1,095,785	—	1,095,799
Net loss	—	—	—	—	—	(1,095,793)	(1,095,793)

Balance - September 30, 2020 (unaudited)	1,617,066	$162	8,625,000	$863	$4,789,979	$209,005	$5,000,009

	For the Period from August 12, 2019 (Inception) through September 30, 2019
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - August 12, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (“Founder Shares”) (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(1,179)	(1,179)

Balance - September 30, 2019 (unaudited)	—	$—	8,625,000	$863	24,137	$(1,179)	$23,821

(1)	This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2020	For the Period from August 12, 2019 (Inception) through September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(112,618)		$(1,179)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust	(2,139,402)	—
Unrealized gain on marketable securities held in Trust	(780)	—
Changes in operating assets and liabilities:
Prepaid expenses	119,644	—
Accounts payable	(42,889)	1,179
Accrued expenses	1,126,882	—
Accrued expenses - related party	(20,000)	—
Franchise tax payable	19,226	—
Income tax payable	340,761	—

Net cash used in operating activities	(709,176)	—

Cash Flows from Investing Activities:
Withdrawal from Trust Account for income and franchise taxes	259,413	—

Net cash provided by investing activities	259,413	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from note payable to related party	—	52,250
Payment of offering costs	—	(52,250)

Net cash provided by financing activities	—	25,000

Net change in cash	(449,763)	25,000

Cash - beginning of the period	2,456,150	—

Cash - end of the period	$2,006,387	$25,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$267,845	$121,581

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$(101,200)	$—

Deferred offering costs included in accrued expenses	$—	$305,636

Deferred offering costs included in accounts payable	$—	$23,250

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering held in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at September 30, 2020, the Company had approximately $2.0 million in cash, and working capital of approximately $0.8 million (not taking into account franchise and income tax obligations), and approximately $2.6 million of interest available to pay for its taxes, after $0.3 million was withdrawn during the nine months ended September 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and marketable securities held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company withdrew $0.3 million from the Trust Account for the payment of income and franchise tax.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 32,882,934 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 32,882,934 shares of common stock subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 27,400,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of net loss per share of common stock

The Company’s net (loss) income is adjusted for the portion of income (loss) that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Period from August 12, 2019 (Inception) through September 30, 2019
Net (loss) income	$(1,095,793)	$(112,618)	$(1,179)
Less: Income attributable to common stock subject to possible redemption	(35,902)	(1,316,732)	—

Adjusted net loss	$(1,131,695)	$(1,429,350)	$(1,179)

Weighted average common stock outstanding, basic and diluted	10,101,853	10,105,017	7,500,000

Basic and diluted net loss per share of common stock	$(0.11)	$(0.14)	$(0.00)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $490,000 and $34,000, respectively, which has a full valuation allowance recorded against it.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest earned on marketable securities held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 1.3% and 122.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2020 differs from the expected income tax rate due to start-up costs (discussed above) which are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred $30,000 and $90,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020 and December 31, 2019, the Company had $0 and $20,000, respectively, in accrued expenses for related party in connection with such services in the accompanying balance sheets.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 34,500,000 shares of Class A common stock issued or outstanding, including 32,882,934 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 8,625,000 shares of Class B common stock outstanding.

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

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Description	Level	September 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$347,595,310	$345,714,541

Approximately $15,000 and $1,400 of the balance held in Trust Account was held in cash as of September 30, 2020 and December 31, 2019, respectively.

JUNIPER INDUSTRIAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at September 30, 2020, we had approximately $2.0 million in cash, and working capital of approximately $0.8 million (not taking into account franchise and income tax obligations), and approximately $2.6 million of interest available to pay for our taxes, after $0.3 million was withdrawn during the nine months ended September 30, 2020.

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

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2020, we had a net loss of approximately $1.1 million, which consisted of approximately $0.1 million generated from the combination of interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized gain on marketable securities held in Trust Account, offset by approximately $1.1 million in general and administrative expenses, approximately $50,000 in franchise tax expenses and approximately $14,000 in income tax expenses.

For the nine months ended September 30, 2020, we had a net loss of approximately $0.1 million, which consisted of approximately $2.1 million generated from the combination of interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized gain on marketable securities held in Trust Account, offset by approximately $1.5 million in general and administrative expenses, approximately $0.2 million in franchise tax expenses and approximately $0.6 million in income tax expenses.

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of our consummation of a Business Combination or liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. We incurred $30,000 and $90,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three and nine months ended September 30, 2020, respectively.

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 32,882,934 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales

In August 2019, the sponsor paid $25,000, or approximately $0.003 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 8,625,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of September 30, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

Date: November 16, 2020	By:	/s/ Brian Cook
	Name:	Brian Cook
	Title:	Chief Executive Officer and Chief Financial Officer