Form 10-K
period 2020-12-31
Juniper Industrial Holdings, Inc.
filed 2021-03-18
CIK 1787791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

JUNIPER INDUSTRIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39129	84-2818047
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

14 Fairmount Avenue Chatham, New Jersey	07928
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 507-0359

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	JIH.U	The New York Stock Exchange
Shares of Class A common stock included as part of the units	JIH	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	JIH WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2020, as reported on the NYSE, was approximately $343,965,000.

As of March 18, 2021, 34,500,000 shares of Class A Common Stock (which includes shares of Class A Common Stock that are underlying the Company’s Units), par value $0.0001, and 8,625,000 shares of Class B common stock, par value $0.0001 (the “Class B Common Stock”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“we,” “us,” “company” or “our company” are to Juniper Industrial Holdings, Inc.;

•

“public shares” are to shares of our Class A Common Stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

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

•	“management” or our “management team” are to our executive officers and directors;

•	“sponsor” are to Juniper Industrial Sponsor, LLC, a Delaware limited liability company, which is owned and controlled by Roger Fradin, our Chairman, and certain other investors;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

•	“common stock” are to our Class A Common Stock and our Class B Common Stock, collectively;

•

“founder shares” are to shares of our Class B Common Stock, 8,625,000 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering and the shares of our Class A Common Stock issued upon the conversion thereof; and

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “could,” “possible,” “potential,” “projects,” “predicts,” “continue,” “would” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination with Janus Parent, Inc., or any other initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•

failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

•	We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team is not indicative of future performance of an investment in us.

•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

•

If we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•

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

•

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

•

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

•

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

PART I

ITEM 1.	BUSINESS

Overview

OUR COMPANY

We are a blank check company incorporated as a Delaware corporation on August 12, 2019 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

While we may pursue an initial business combination target in any business, industry or geographical location, we have focused our search within the industrial sector, where we believe our management team has a competitive advantage due to their prior experiences and roles. We have focused our search efforts on North American-based targets with an aggregate enterprise value of $1 billion to $2 billion.

We believe our management team is well positioned to identify attractive businesses within the industrials sector that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination and enhance shareholder value by helping to identify and recruit effective management, enhance existing business models and strategic planning, identify and complete follow-on acquisitions, implement operational improvements, and expand product offerings and geographic footprint. We expect to utilize our management team’s experience and network to achieve their objectives. We have focused on evaluating established companies with leading competitive positions, strong management teams, and long-term potential for growth and profitability.

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

Roger Fradin serves as our Chairman. Mr. Fradin has over 40 years of experience acquiring, building, and leading a diverse set of industrial businesses. Mr. Fradin began his career at Pittway Corporation where he held a variety of roles of increasing responsibility, including President and Chief Executive Officer of the Security and Fire Solutions segment, and helped lead an entrepreneurial team which transformed Pittway into a $2 billion world leader in electronic security and fire systems. In 2000, Pittway was acquired by Honeywell International Inc. (NYSE: HON), or Honeywell. Shortly thereafter, Mr. Fradin assumed the role of President and Chief Executive Officer of Honeywell Automation and Control Solutions, or ACS. In this role, Mr. Fradin transformed ACS from a business with $7 billion in sales in 2003 focused predominantly on the U.S. market to a $17 billion in sales (as of 2014) global business leader in the development and manufacture of environmental controls, life safety products, and building and process solutions. From 2000 to 2017, Mr. Fradin oversaw, directed, and integrated the acquisition of over 60 companies at Honeywell, aggregating billions of dollars in deal value. Mr. Fradin’s strategy and execution for ACS helped deliver more than $85 billion of value to Honeywell’s shareholders. During his tenure at Honeywell, Mr. Fradin also served as Vice Chairman of Honeywell where he was responsible for acquisition strategy for all of Honeywell. After retiring from Honeywell, Mr. Fradin was named Chairman of Resideo Technologies, Inc. (NYSE: REZI), or Resideo, a leading provider of home comfort and security solutions. At Resideo, Mr. Fradin recruited the Chief Executive Officer, senior management team, and Board of Directors as well as installed all public company board processes and procedures. In addition to Resideo, Mr. Fradin currently sits on the boards of L3Harris Technologies Inc. (NYSE: LHX), Pitney Bowes, Inc. (NYSE: PBI), GS Acquisition Holdings Corp. (NYSE: GSAH), and several of The Carlyle Group’s, or Carlyle, portfolio companies in his capacity as a Carlyle Operating Executive.

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

Mark Levy serves as a member of our Board of Directors. Mr. Levy has over 20 years of experience within the industrials sector. Mr. Levy has deep expertise in building businesses, developing customer relationships, and executing lean manufacturing. From 2000 to 2014, Mr. Levy served as President and Chief Executive Officer of Honeywell Life Safety where he led the transformation of the business into a global leader in commercial fire alarm systems, gas detection, and industrial-grade personal protection equipment. During his tenure at Honeywell Life Safety, in which he worked very closely with Messrs. Fradin and Cook, Mr. Levy executed over 10 acquisitions, a crucial factor to the segment’s growth. Mr. Levy currently serves as a member of the Board of Directors at Quexco, Inc, Eco-Bat Technologies, and Sciens Building Solutions. Mr. Levy also currently serves as Co-Chairman of the Board of Directors at Potter Electric Signal Co.

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

PROPOSED BUSINESS COMBINATION

Merger Agreement

On December 21, 2020, we entered into a Business Combination Agreement (the “BCA”) by and among the Company, Janus Parent, Inc. (“Parent”), JIH Merger Sub, Inc. (“JIH Merger Sub”), Jade Blocker Merger Sub 1, Inc. (“Blocker Merger Sub 1”), Jade Blocker Merger Sub 2, Inc. (“Blocker Merger Sub 2”), Jade Blocker Merger Sub 3, Inc. (“Blocker Merger Sub 3”), Jade Blocker Merger Sub 4, Inc. (“Blocker Merger Sub 4”), Jade Blocker Merger Sub 5, Inc. (“Blocker Merger Sub 5,” and, together with Blocker Merger Sub 1, Blocker Merger Sub 2, Blocker Merger Sub 3 and Blocker Merger Sub 4, the “Blocker Merger Subs” and together with JIH, JIH Merger Sub, and Parent, the “Parent Parties”), Clearlake Capital Partners IV (AIV-Jupiter) Blocker, Inc. (“Blocker 1”), Clearlake Capital Partners IV (Offshore) (AIV-Jupiter) Blocker, Inc. (“Blocker 2”), Clearlake Capital Partners V (AIV-Jupiter) Blocker, Inc. (“Blocker 3”), Clearlake Capital Partners V (USTE) (AIV-Jupiter) Blocker, Inc. (“Blocker 4”),

Clearlake Capital Partners V (Offshore) (AIV-Jupiter) Blocker, Inc. (“Blocker 5,” and, together with Blocker 1, Blocker 2, Blocker 3 and Blocker 4, the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC, and Cascade GP, LLC, solely in its capacity as equityholder representative, which provides for, among other things, (a) JIH Merger Sub to be merged with and into the Company with the Company being the surviving corporation in the merger and a wholly owned subsidiary of Parent, (b) each of the Blocker Merger Subs to be merged with and into the corresponding Blocker with such Blocker being the surviving corporation in each such merger and a wholly owned subsidiary of Parent, (c) each other equityholder of Midco to contribute or sell, as applicable, all of its equity interests in Midco to Parent in exchange for cash and/or shares of common stock of Parent and (d) Parent to contribute all of the equity interests in Midco acquired pursuant to the foregoing transactions to the Company (the transactions contemplated by the foregoing clauses (a)-(d) together with the other transactions contemplated by the BCA, the “Transactions”) such that, as a result of the consummation of the Transactions, Midco will become a wholly owned subsidiary of the Company.

Transactions

As a result of the Transactions, Midco and its operating subsidiaries and the Company will become subsidiaries of Parent, with the former stockholders of the Company and the former equityholders of the Company becoming stockholders of Parent. Each Company stockholder’s (other than Juniper Industrial Sponsor, LLC, the Company’s sponsor (“Sponsor”)) Company common stock and Company warrants will be automatically converted into an equivalent number of shares of Parent common stock and Parent warrants as a result of the Transactions. Sponsor’s Company common stock and Company warrants will be automatically converted into (i) an equivalent number of shares of Parent common stock, 2,000,000 of which shall be subject to the terms of the Earnout Agreement (as described below) (the “Earnout Shares”) and (ii) Parent warrants representing 50% of the number of Company warrants owned by Sponsor prior to the closing of the Transactions.

Consideration

The aggregate consideration to be paid in the Transactions to the owners of the Blockers and the existing stockholders of the Company will consist of (i) based on Midco’s current capitalization, assuming no redemptions, an estimated $540.00 million in cash, (ii) 94.60 million shares of Parent’s common stock and (iii) warrants to acquire 5,075,000 shares of Parent common stock. The number of shares of the equity consideration will be based on a $10.00 per share value for Parent’s common stock. The cash consideration will be funded from the cash held in the Company’s trust account (after permitted redemptions) and the proceeds of the PIPE Investment (described below).

Redemption Offer

Pursuant to the Company’s amended and restated certificate of incorporation and in accordance with the terms of the BCA, the Company will be providing its public stockholders with the opportunity to redeem, upon the closing of the Transactions, their shares of Company Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit as of two (2) business days prior to the consummation of the Transactions in the Company’s trust account (which holds the proceeds of the Company’s initial public offering, less taxes payable).

Representations, Warranties and Covenants

Each of the parties to the BCA have made representations, warranties and covenants in the BCA that are customary for transactions of this nature. The representations and warranties will not survive the closing of the Transactions.

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the BCA is subject to customary conditions of the respective parties, including, among others, that (i) the Transactions be approved by the Company’s stockholders; (ii) there has been no material adverse effect (as defined in the BCA) with respect to the Parent Parties since the date of the BCA; (iii) the registration statement on Form S-4 of Parent containing the proxy statement/prospectus for the Company’s special meeting of stockholders will have become effective; (iv) the amended and restated certificate of incorporation of the Parent will have been filed with the Delaware Secretary of State and the amended and restated

bylaws of the Parent will have been adopted by Parent; (v) satisfaction of certain representations and warranties of the Parent Parties, Blockers and the Company; (vi) the redemption of public shares by the Company’s public stockholders shall not exceed 40% of all holders of the Company’s public shares after giving effect to the redemption of public shares by the Company’s public stockholders, the payment of the Company’s transaction expenses, the payment of reimbursable transaction expenses (as defined in the BCA) and the payment of deferred underwriting fees; (vii) the Parent common stock will be listed on the New York Stock Exchange; (viii) the PIPE Investment will have been consummated; (ix) all applicable waiting periods and any extensions thereof under applicable antitrust, competition or similar laws will have expired or been terminated; (x) the Company will have made all necessary and appropriate arrangements with the trustee to disburse all remaining funds in the trust account to the Company with no proceedings pending or threatened with respect to or against the trust account that would reasonably expect to have a material adverse effect on the Company or Parent’s ability to perform their obligations under the BCA; and (xi) the individuals as set forth in the Investors Rights Agreement as of the closing will have been appointed to the Parent’s board of directors at the closing.

Termination

The BCA may be terminated at any time prior to the consummation of the Transactions (whether before or after the required Company stockholder vote has been obtained) by mutual written consent of the Company and Midco and in certain other limited circumstances, including if the Transactions have not been consummated by August 31, 2021 (the “outside date”).

If the BCA is validly terminated, no party thereto will have any liability or any further obligation to any other party under the BCA.

Additional Agreements to be Executed at Closing

The BCA provides that, upon consummation of the Transactions, Parent will enter into an Investor Rights Agreement, Lock-Up Agreement and the Earnout Agreement (each, as defined below).

Investor Rights Agreement

At the closing, Parent will enter into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Sponsor, and certain stockholders of the Company and certain former stockholders of Holdings with respect to the shares of Parent common stock that will be issued as partial consideration under the BCA. The Investor Rights Agreement will require Parent to, among other things, file a resale shelf registration statement on behalf of the stockholders promptly after the closing of the Transactions. The Investor Rights Agreement will also provide certain demand rights and piggyback rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. Parent will agree to pay certain fees and expenses relating to registrations under the Investor Rights Agreement.

The Investor Rights Agreement will grant certain rights to nominate members of the board of Parent and a board observer right to Clearlake Capital Group, L.P. (“CCG”) following the closing of the Transactions, subject to certain conditions set forth in the Investor Rights Agreement, until CCG no longer beneficially owns at least 5% of the total voting power of the then outstanding shares of Parent common stock. In addition, CCG will have the right to designate the replacement for any of its designees whose board service has terminated prior to the end of the director’s term, regardless of CCG’s beneficial ownership at such time. CCG will also receive certain customary negative consent rights.

Lock-Up Agreement

At the closing, Parent will enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with CCG, pursuant to which the parties to the Lock-Up Agreement will not be able to (i) transfer shares beneficially owned or otherwise held by them for a period of 180 days from the closing, subject to certain customary exceptions and (ii) transfer warrants beneficially owned or otherwise held by them for a period of 30 days from the closing.

Earnout Agreement

At the closing, Parent and Sponsor will enter into an Earnout Agreement (the “Earnout Agreement”), pursuant to which the Earnout Shares shall be subject to certain voting and transfer restrictions until such Earnout Shares vest in accordance with the terms of the Earnout Agreement. Pursuant to the Earnout Agreement, (i) 400,000 Earnout Shares vest and become unrestricted by the terms of the Earnout Agreement at such time as the volume weighted average price (“VWAP”) of a share of Parent common stock exceeds $11.50 (the “Minimum Price”) for 10 trading days in any 20 consecutive trading day period, and (ii) 1,600,000 Earnout Shares vest at such time as the VWAP of a share of Parent common stock exceeds $12.50 (the “Maximum Price”) for 10 trading days in any 20 consecutive trading day period. If Parent undergoes a change of control transaction on or prior to the second anniversary of the closing, all of the Earnout Shares (to the extent not previously vested) will automatically vest immediately prior to the consummation of such change of control. If Parent undergoes a change of control transaction (or enters into definitive agreements in respect of a change of control transaction) after the second anniversary but prior to the third anniversary of the closing, then (A) 400,000 Earnout Shares (to the extent not previously vested) will automatically vest immediately prior to such change of control to the extent the per-share of Parent common stock payable to the holders thereof in such change of control exceeds the Minimum Price, and (B) 1,600,000 Earnout Shares (to the extent not previously vested) will automatically vest immediately prior to such change of control to the extent the per-share of Parent common stock payable to the holders thereof in such change of control exceeds the Maximum Price.

Warrant Agreement

At the closing, Parent will enter into a Warrant Agreement (the “Warrant Agreement”) principally to (i) reflect that the warrants issuable thereunder constitute warrants exercisable for common stock of the Parent warrants (rather than the common stock of the Company), (ii) remove provisions in the warrant agreement, dated November 13, 2019, by and between the Company and Continental Stock Transfer & Trust Company that relate to the Company’s pre-closing status as a blank check company incorporated for the purpose of acquiring one or more operating businesses through a business combination (including delineations between public warrants, private placement warrants and working capital warrants, provisions related to the issuance of working capital warrants and provisions related to the Company’s initial public offering) and (iii) to reflect any other agreements amongst the Parent and the Company with respect to the terms of the Parent warrants to be issued pursuant to the Warrant Agreement. At the closing, Parent shall issue the Parent warrants that are required to be issued pursuant to the terms of the Warrant Agreement.

Amendments to the Insider Letter and Sponsor Registration and the Stockholders Rights Agreement

At the closing, the Company, (i) the Sponsor and the other parties to the Sponsor Letter Agreement, dated November 7, 2019 (the “Sponsor Letter Agreement”), will enter into an amendment, in a form mutually agreed in good faith between the Company, the Sponsor and Midco, pursuant to which (A) all references to “Founder Shares” or “Common Stock” (each as defined in the Sponsor Letter Agreement) will be deemed to be references to Parent common stock, (B) all references to “Private Placement Warrants” (as defined in the Sponsor Letter Agreement) will be deemed to be references to Parent warrants and (C) the Parent will have third-party beneficiary rights to enforce certain rights and obligations of the Sponsor Letter Agreement, and (ii) the Company, the Sponsor and the other parties to the Sponsor Registration and Stockholders Rights Agreement, dated November 13, 2019 (the “Sponsor Registration and Stockholder Rights Agreement”), will enter into an amendment to the Sponsor Registration and Stockholders Rights Agreement (the “Sponsor Registration and Stockholders Rights Amendment”), in a form mutually agreed in good faith between the Company, the Sponsor and Midco, pursuant to which (A) all references to “Founder Shares” or “Common Stock” (each as defined in the Sponsor Registration and Stockholders Rights Agreement) will be deemed to be references to Parent common stock, (B) all references to “Private Placement Warrants” and “Working Capital Warrants” (each as defined in the Sponsor Registration and Stockholders Rights Agreement) will be deemed to be references to Parent warrants, (C) references to the registration rights to which the Sponsor may be entitled pursuant to the Investor Rights Agreement are appropriately updated for the transaction structure and (D) certain governance rights included in Article V are being removed and the governance rights included in the Form of Investor Rights Agreement will control.

The BCA has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the BCA and approve the Transactions.

The BCA contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the BCA are also in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision. Investors are not third-party beneficiaries under the BCA and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates.

This description of the BCA does not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

•

Seek opportunities with an attractive financial profile that can be enhanced with the targeted expertise of our management team. While this may include businesses with sound histories of growth and profitability, we may also target underperforming businesses that we believe will benefit from new ownership and the implementation of enhanced operating efficiencies.

•

Seek “channel-based” businesses with end-user connections (i.e., businesses that sell through a dealer/installer network of end-users). Our management team has deep experience with this go-to-market approach.

•	Target platforms that can be expanded through bolt-on M&A and/or through targeted capital deployment, such as those within fragmented markets.

•	Focus on businesses that offer a degree of market strength or competitive advantages through regulation, strong brands, channel access, and/or superior technology.

•	Seek target businesses that have a strong leadership team that may benefit from the additional industry expertise of our management team.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

FINANCIAL POSITION

With funds available for a business combination currently in the amount of $335,397,903, after payment of $12,075,000 of deferred underwriting commissions before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing access to the expertise of our management team, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

•

we issue shares of Class A Common Stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law or applicable stock exchange rules will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place

•	the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

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

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.8 million of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. The amount of interest available to us from the trust account may be less than $1,000,000 as a result of the current interest rate environment.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.8 million of proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

We will be required to evaluate our internal controls over financial reporting procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

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

Information regarding performance by, or businesses associated with, our management team is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $1.8 million (as of December 31, 2020) will be available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has resulted and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

•	If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Risks Relating to Our Securities

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

Risks Relating to Our Directors and Officers

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 13 “Certain Relationships and Related Transactions, and Director Independence.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1 “Business—Selection of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

General Risk Factors

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, approximately $347 million, as of December 31, 2020, is available to complete our initial business combination and pay related fees and expenses (which includes up to approximately $12,075,000, for the payment of deferred underwriting commissions).

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-

Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our Units, Class A Common Stock and warrants are each traded on the NYSE under the symbols “JIH.U,” “JIH” and “JIH WS”, respectively. Our Units commenced public trading on November 8, 2019, and our Class A Common Stock and warrants commenced public trading on December 20, 2019.

(b)	Holders

On December 31, 2020, there was one holder of record of our Units, one holder of record of our Class A Common Stock, three holders of our Class B Common Stock and two holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Use of Proceeds

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

Proposed Business Combination and Proposed Private Placement

On December 21, 2020, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Janus Parent, Inc. (“Parent”), JIH Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners IV (Offshore) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (USTE) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (Offshore) (AIV-Jupiter) Blocker, Inc. (collectively referred to as the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative, which provides, among other things, that (a) Merger Sub will be merged with and into the Company with the Company being the surviving corporation in the merger and a wholly owned subsidiary of Parent (the “JIH Merger”), (b) each of the Blocker Merger Subs will be merged with and into the corresponding Blockers with each such Blocker being the surviving corporation in each such merger and a wholly owned subsidiary of Parent (the “Blocker Mergers”), and each Blocker thereafter will be merged with and into Parent with Parent being the surviving corporation in each such merger (the “Parent Mergers,” together with the JIH Merger and the Blocker Mergers, the “Mergers”), (c) each other equityholder of Midco will contribute certain equity interests in Midco to Parent in exchange for shares of Parent common stock and Parent warrants and will sell its remaining equity interests in Midco to the Company in exchange for cash and (d) Parent will contribute (directly or indirectly) all of the equity interests in Midco acquired pursuant to the foregoing transactions to the Company (the transactions contemplated by the foregoing clauses (a)-(d) together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”) such that, as a result of the consummation of the Transactions, Midco will become a direct or indirect wholly owned subsidiary of the Company (the “Business Combination”).

Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”) entered into subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase up to an aggregate of 25,000,000 shares of Parent common stock (the “PIPE Shares”) at a purchase price per share of $10.00. Certain of the Company’s officers and directors have committed to purchase an aggregate of 2,400,000 of the PIPE Shares as part of the PIPE Investment. The purchase of the PIPE Shares will be consummated concurrently with the closing.

The foregoing descriptions of the Business Combination Agreement and ancillary agreements are qualified in their entirety by reference to the full text of the Agreements, copies of which were filed with the SEC as Current Reports on Form 8-K on December 21, and which are incorporated herein by reference.

Going Concern Considerations

As indicated in the accompanying financial statements, at December 31, 2020, we had approximately $1.8 million in cash, and a working capital deficit of approximately $1.8 million (not taken into account franchise and income tax obligations), and approximately $2.5 million of interest available to pay for our taxes, after approximately $0.5 million was withdrawn during the year ended December 31, 2020.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements – Going Concern,” management has determined that the working capital deficit raises substantial about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to December 31, 2020 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2020, we had net loss of approximately $2.8 million, which consisted of approximately $2.2 million generated from interest income earned in operating account, interest earned on marketable securities held in Trust Account, and an unrealized gain on marketable securities held in Trust, offset by approximately $4.2 million in general and administrative expenses, approximately $0.2 million in franchise tax expense and approximately $0.6 million in income tax expense.

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

Related Party Loans

On August 29, 2019, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. In 2019, prior to the consummation of the Initial Public Offering, we borrowed approximately $97,000 under the Note. We repaid this Note in full on November 15, 2019.

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. We incurred $120,000 and $20,000 in expenses in connection with such services which are recorded in general and administrative expenses in the Statements of Operations for the year ended December 31, 2020 and the period from August 12, 2019 (inception) through December 31, 2019, respectively. As of December 31, 2020 and 2019, we had $0 and $20,000 in accrued expenses for related party in connection with such services in the accompanying Balance Sheets.

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

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 32,617,127 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively, is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 32,617,127 and 33,024,303 shares of common stock subject to possible redemption at December 31, 2020 and 2019, respectively, has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 27,400,000 shares of our common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2020, approximately $347.5 million was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination prior to November 13, 2021, the funds in the Trust Account will be used to pay for the business combination, redemptions of common stock, if any, minimum deferred underwriting compensation of approximately $12.08 million and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages 64 through 84 comprising a portion of this Report.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	64
Financial Statements:
Balance Sheets as of December 31, 2020 and 2019	65
Statements of Operations for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019	66
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019	67
Statements of Cash Flows for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019	68
Notes to Financial Statements	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Juniper Industrial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Juniper Industrial Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Hartford, CT

March 18, 2021

JUNIPER INDUSTRIAL HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2020	2019
Assets:
Current assets:
Cash	$1,789,687	$2,456,150
Prepaid expenses and other current assets	136,012	275,686

Total current assets	1,925,699	2,731,836
Cash and marketable securities held in Trust Account	347,472,903	345,714,541

Total assets	$349,398,602	$348,446,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,218	$75,406
Accrued expenses	3,723,443	166,318
Accrued expenses—related party	—	20,000
Franchise tax payable	130,974	77,310
Income tax payable	329,661	128,824

Total current liabilities	4,195,296	467,858
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	16,270,296	12,542,858
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 32,617,127 and 33,024,303 shares subject to possible redemption at $10.06 and $10.02 per share at December 31, 2020 and 2019, respectively	328,128,299	330,903,516
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,882,873 and 1,475,697 shares issued and outstanding (excluding 32,617,127 and 33,024,303 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	188	148
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	7,463,970	4,677,369
(Accumulated Deficit) Retained earnings	(2,465,014)	321,623

Total stockholders’ equity	5,000,007	5,000,003

Total Liabilities and Stockholders’ Equity	$349,398,602	$348,446,377

The accompanying notes are an integral part of these financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND FOR THE PERIOD FROM AUGUST 12, 2019

(INCEPTION) THROUGH DECEMBER 31, 2019

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
General and administrative expenses	$4,200,717	$186,884
Franchise tax expense	200,050	77,310

Loss from operations	(4,440,767)	(264,194)
Other income:
Interest income in operating account	1,390	100
Interest earned on marketable securities held in Trust Account	2,225,201	690,662
Unrealized gain on marketable securities held in Trust Account	6,221	23,879

(Loss) Income before income tax expense	(2,167,955)	450,447
Income tax expense	(618,682)	(128,824)

Net (loss) income	$(2,786,637)	$321,623

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	32,984,807	33,060,179

Basic and diluted net income per share, common stock subject to redemption	$0.04	$0.01

Weighted average shares outstanding of common stock, basic and diluted	10,140,193	8,505,410

Basic and diluted net loss per share, common stock	$(0.41)	$(0.02)

The accompanying notes are an integral part of these financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020 AND FOR THE PERIOD FROM AUGUST 12, 2019

(INCEPTION) THROUGH DECEMBER 31, 2019

						(Accumulated Deficit)	Total
	Common Stock
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—August 12, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor
(“Founder Shares”)	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, gross	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	(19,593,104)	—	(19,593,104)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	10,150,000	—	10,150,000
Common stock subject to possible redemption	(33,024,303)	(3,302)	—	—	(330,900,214)	—	(330,903,516)
Net income	—	—	—	—	—	321,623	321,623

Balance—December 31, 2019	1,475,697	$148	8,625,000	$863	4,677,369	$321,623	$5,000,003
Additional offering costs	—	—	—	—	11,424	—	11,424
Class A common stock subject to possible redemption	407,176	40	—	—	2,775,177	—	2,775,217
Net loss	—	—	—	—	—	(2,786,637)	(2,786,637)

Balance -December 31, 2020	1,882,873	$188	8,625,000	$863	$7,463,970	$(2,465,014)	$5,000,007

The accompanying notes are an integral part of these financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,786,637)	$321,623
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust	(2,225,201)	(690,662)
Unrealized gain on marketable securities held in Trust	(6,221)	(23,879)
Changes in operating assets and liabilities:
Prepaid expenses	139,674	(275,686)
Accounts payable	10,061	1,157
Accrued expenses	3,642,125	81,318
Accrued expenses—related party	(20,000)	20,000
Franchise tax payable	53,664	77,310
Income tax payable	200,837	128,824

Net cash used in operating activities	(991,698)	(359,995)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Withdrawal from Trust Account for income and franchise taxes	473,060	—

Net cash provided by (used in) investing activities	473,060	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from note payable to related party	—	97,031
Repayment of note payable from related parties	—	(97,031)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	10,150,000
Reimbursement from underwriters for certain offering costs	—	315,000
Payment of offering costs	(147,825)	(7,673,855)

Net cash provided by financing activities	(147,825)	347,816,145

Net change in cash	(666,463)	2,456,150
Cash—beginning of the period	2,456,150	—

Cash—end of the period	$1,789,687	$2,456,150

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$417,845	$—

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$(2,775,217)	$294,256

Initial value of common stock subject to possible redemption	$—	$330,609,260

Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000

Deferred offering costs included in accrued expenses	$—	$85,000

Deferred offering costs included in accounts payable	$—	$74,249

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 12, 2019 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering held in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Juniper Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2019. The Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.59 million, inclusive of approximately $12.08 million in deferred underwriting commissions (Note 5). Each Unit consists of one share of Class A common stock and one half of one redeemable warrant.

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

As of December 31, 2020, the Company had approximately $1.8 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although all of the net proceeds of the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) excluding the amount of any deferred underwriting discount held in trust and taxes on the income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, Targets or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination and Proposed Private Placement

On December 21, 2020, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Janus Parent, Inc. (“Parent”), JIH Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners IV (Offshore) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (USTE) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (Offshore) (AIV-Jupiter) Blocker, Inc. (collectively referred to as the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative, which provides, among other things, that (a) Merger Sub will be merged with and into the Company with the Company being the surviving corporation in the merger and a wholly owned subsidiary of Parent (the “JIH Merger”), (b) each of the Blocker Merger Subs will be merged with and into the corresponding Blockers with each such Blocker being the surviving corporation in each such merger and a wholly owned subsidiary of Parent (the “Blocker Mergers”), and each Blocker thereafter will be merged with and into Parent with Parent being the surviving corporation in each such merger (the “Parent Mergers,” together with the JIH Merger and the Blocker Mergers, the “Mergers”), (c) each other equityholder of Midco will contribute certain equity interests in Midco to Parent in exchange for shares of Parent common stock and Parent warrants and will sell its remaining equity interests in Midco to the Company in exchange for cash and (d) Parent will contribute (directly or indirectly) all of the equity interests in Midco acquired pursuant to the foregoing transactions to the Company (the transactions contemplated by the foregoing clauses (a)-(d) together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”) such that, as a result of the consummation of the Transactions, Midco will become a direct or indirect wholly owned subsidiary of the Company (the “Business Combination”).

Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”) entered into subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase up to an aggregate of 25,000,000 shares of Parent common stock (the “PIPE Shares”) at a purchase price per share of $10.00. Certain of the Company’s officers and directors have committed to purchase an aggregate of 2,400,000 of the PIPE Shares as part of the PIPE Investment. The purchase of the PIPE Shares will be consummated concurrently with the closing.

The foregoing descriptions of the Business Combination Agreement and ancillary agreements are qualified in their entirety by reference to the full text of the Agreements, copies of which were filed with the SEC as Current Reports on Form 8-K on December 21, and which are incorporated herein by reference.

Going Concern

As indicated in the accompanying financial statements, at December 31, 2020, the Company had approximately $1.8 million in cash, and a working capital deficit of approximately $1.8 million (not taking into account franchise and income tax obligations), and approximately $2.5 million of interest available to pay for its taxes, after $0.5 million was withdrawn during the year ended December 31, 2020.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, November 13, 2021. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

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

Cash and marketable securities held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew approximately $0.5 million from the Trust Account for the payment of income and franchise tax.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 32,617,127 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net (Loss) Income Per Share of Common Stock

Net (loss) income per share is computed by dividing (loss) income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 27,400,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of net income per share for common shares subject to possible redemption in a manner similar to the two-class method of net (loss) income per share. Net (loss) income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net (loss) income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net (loss) income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net (loss) income per common share:

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$2,109,586	$683,959
Less: Income from investments held in Trust Account used to pay for income taxes and franchise taxes	(774,029)	(197,311)

Net income attributable to Class A Common stock subject to possible redemption	$1,335,557	$486,647

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	32,984,807	33,060,179

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.04	$0.01

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,786,637)	$321,623
Net income allocable to Class A Common stock subject to possible redemption	(1,335,557)	(486,647)

Non-Redeemable Net Loss	$(4,122,194)	$(165,024)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,140,193	8,505,410

Basic and diluted net loss per share, Non-redeemable common stock	$(0.41)	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and 2019, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest earned and unrealized gain on marketable securities held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

On August 29, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. In 2019, prior to the consummation of the Initial Public Offering, the Company borrowed approximately $97,000 under the Note. The Company repaid this Note in full on November 15, 2019.

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred $120,000 and $20,000 in expenses in connection with such services which are recorded in general and administrative expenses in the Statements of Operations for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019. As of December 31, 2020 and 2019, the Company had $0 and $20,000, respectively, in accrued expenses for related party in connection with such services in the accompanying Balance Sheets.

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

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 34,500,000 shares of Class A common stock issued or outstanding, including 32,617,127 and 33,024,303 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020	2019
Assets:
Cash and marketable securities held in Trust Account	1	$347,472,903	$345,714,541

Approximately $2,800 and $1,400 of the balance held in Trust Account was held in cash as of December 31, 2020 and 2019, respectively.

Note 8 – Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Startup/organizational costs	$1,233,018	$39,232
Other	804	—

Total deferred tax assets	1,233,822	39,232

Valuation Allowance	(1,228,651)	(34,217)
Deferred tax liabilities:
Unrealized gain on marketable securities held in Trust Account	—	(5,015)
Other	(5,171)	—

Total deferred tax liabilities	(5,171)	(5,015)

Net Deferred tax assets/(liabilities), net of allowance	$—	$—

The income tax provision consists of the following:

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
Current
Federal	$380,029	$128,824
State	238,653	—
Deferred
Federal	880,620	34,217
State	313,814	—
Change in valuation allowance	(1,194,434)	(34,217)

Income tax provision expense	$618,682	$128,824

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was approximately $1.2 million.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	9.0%	—
Federal benefit of state income taxes	1.8%	—
Valuation allowance	-58.2%	7.6%
Return to provision adjustment	-2.3%	—
Other permanent items	0.2%	—

Income tax provision expense	-28.5%	28.6%

The Company’s major tax jurisdiction is the United States. All of the Company’s tax years will remain open three years for examination by the Federal authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 9—Proposed Business Combination and Related Transactions

On December 21, 2020, the Company, entered into the Business Combination Agreement by and among the Company, Parent, Merger Sub, Blocker Merger Subs, the Blockers, Midco, Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative, which provides, among other things, that (a) Merger Sub will be merged with and into the Company with the Company being the surviving corporation in the merger and a wholly owned subsidiary of Parent, (b) each of the Blocker Merger Subs will be merged with and into the corresponding Blockers with each such Blocker being the surviving corporation in each such merger and a wholly owned subsidiary of Parent, and each Blocker thereafter will be merged with and into Parent with Parent being the surviving corporation in each such merger (c) each other equityholder of Midco will contribute certain equity interests in Midco to Parent in exchange for shares of Parent common stock and Parent warrants and will sell its remaining equity interests in Midco to the Company in exchange for cash and (d) Parent will contribute (directly or indirectly) all of the equity interests in Midco acquired pursuant to the foregoing transactions to the Company such that, as a result of the consummation of the Transactions, Midco will become a direct or indirect wholly owned subsidiary of the Company.

The aggregate consideration to be paid in the Transactions to the direct or indirect owners of Midco will consist of, (i) based on Midco’s current capitalization and assuming no redemptions, an estimated $490.0 million in cash and 70.0 million shares of Parent’s common stock or, assuming $138.8 million in redemptions, an estimated $351.2 million in cash and 83.8 million shares of Parent’s common stock and (ii) warrants to acquire 5,075,000 shares of Parent common stock. The cash consideration will be funded from the cash held in the Company’s trust account (after permitted redemptions) and the proceeds of an expected issuance and sale of $250.0 million of the Parent’s common stock in a private placement. The number of shares of the equity consideration will be based on a $10.00 per share value for Parent’s common stock.

Concurrently with the Business Combination Agreement, the Sponsor entered into a Sponsor Voting Agreement with Midco and the other parties thereto (the “Sponsor Voting Agreement”), pursuant to which the parties to the Sponsor Voting Agreement have agreed to vote their securities entitled to vote in the election of the directors of the Company (the “Voting Shares”) and to execute written consents with respect to such Voting Shares if stockholders of the Company are requested to vote their shares through the execution of an action by written consent: (i) in favor of the voting matters contemplated by the Business Combination Agreement; and (ii) against (A) any proposal or offer from any person (other than the Company or any of its affiliates) that is not a voting matter contemplated by the Business Combination Agreement concerning (1) a merger, consolidation, liquidation, recapitalization, share exchange or other business combination transaction involving the Company, (2) the issuance or acquisition of shares of capital stock or other equity securities of the Company, or (3) the sale, lease, exchange or other disposition of any significant portion of the Company’s properties or assets and (B) any action, proposal, transaction or agreement that would reasonably be expected to prevent or materially impair the ability of the Company to consummate the Transactions or the fulfillment of the Company’s conditions to the consummation of the Transactions under the Business Combination Agreement. The obligations under the Sponsor Voting Agreement will terminate upon the earlier to occur of (a) the closing of the transactions contemplated by the Business Combination Agreement and (b) the date on which the Business Combination Agreement is terminated in accordance with its terms. The Sponsor Voting Agreement also provides for the designation of proxies and attorneys-in-fact to act by written consent and the waiver of certain appraisal and dissenters’ rights.

Concurrently the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase up to an aggregate of 25,000,000 shares of Parent common stock (the “PIPE Shares”) at a purchase price per share of $10.00 (the “PIPE Investment”). Certain of the Company’s officers and directors have committed to purchase an aggregate of 2,400,000 of the PIPE Shares as part of the PIPE Investment. The purchase of the PIPE Shares will be consummated concurrently with the closing.

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Transactions be approved by the Company’s stockholders; (ii) there has been no material adverse effect (as defined in the Business Combination Agreement) with respect to the Parent Parties since the date of the Business Combination Agreement; (iii) the registration statement on Form S-4 of Parent containing the proxy statement/prospectus for the Company’s special meeting of stockholders will have become effective; (iv) the amended and restated certificate of incorporation of the Parent will have been filed with the Delaware Secretary of State and the amended and restated bylaws of the Parent will have been adopted by Parent; (v) satisfaction of certain representations and warranties of the Parent Parties, Blockers and the Company; (vi) the redemption of public shares by the Company’s public stockholders shall not exceed 40% of all holders of the Company’s public shares after giving effect to the redemption of public shares by the Company’s public stockholders, the payment of the Company’s transaction expenses, the payment of reimbursable transaction expenses (as defined in the Business Combination Agreement) and the payment of deferred underwriting fees; (vii) the Parent common stock will be listed on the New York Stock Exchange; (viii) the PIPE Investment will have been consummated; (ix) all applicable waiting periods and any extensions thereof under applicable antitrust, competition or similar laws will have expired or been terminated; (x) the Company will have made all necessary and appropriate arrangements with the trustee to disburse all remaining funds in the trust account to the Company with no proceedings pending or threatened with respect to or against the trust account that would reasonably expect to have a material adverse effect on the Company or Parent’s ability to perform their obligations under the Business Combination Agreement; and (xi) the individuals as set forth in the Investors Rights Agreement as of the closing will have been appointed to the Parent’s board of directors at the closing.

Termination

The Business Combination Agreement may be terminated at any time prior to the consummation of the Transactions (whether before or after the required Company stockholder vote has been obtained) by mutual written consent of the Company and Midco and in certain other limited circumstances, including if the Transactions have not been consummated by August 31, 2021 (the “outside date”).

If the Business Combination Agreement is validly terminated, no party thereto will have any liability or any further obligation to any other party under the Business Combination Agreement.

Additional Agreements to be Executed at Closing

The Business Combination Agreement provides that, upon consummation of the Transactions, Parent will enter into an Investor Rights Agreement, Lock-Up Agreement and the Earnout Agreement (each, as defined below).

Investor Rights Agreement

At the closing, Parent will enter into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Sponsor, and certain stockholders of the Company and certain former stockholders of Holdings with respect to the shares of Parent common stock that will be issued as partial consideration under the Business Combination Agreement. The Investor Rights Agreement will require Parent to, among other things, file a resale shelf registration statement on behalf of the stockholders promptly after the closing of the Transactions. The Investor Rights Agreement will also provide certain demand rights and piggyback rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. Parent will agree to pay certain fees and expenses relating to registrations under the Investor Rights Agreement.

The Investor Rights Agreement will grant certain rights to nominate members of the board of Parent and a board observer right to Clearlake Capital Group, L.P. (“CCG”) following the closing of the Transactions, subject to certain conditions set forth in the Investor Rights Agreement, until CCG no longer beneficially owns at least 5% of the total voting power of the then outstanding shares of Parent common stock. In addition, CCG will have the right to designate the replacement for any of its designees whose board service has terminated prior to the end of the director’s term, regardless of CCG’s beneficial ownership at such time. CCG will also receive certain customary negative consent rights.

Lock-Up Agreement

At the closing, Parent will enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with CCG, pursuant to which the parties to the Lock-Up Agreement will not be able to (i) transfer shares beneficially owned or otherwise held by them for a period of 180 days from the closing, subject to certain customary exceptions and (ii) transfer warrants beneficially owned or otherwise held by them for a period of 30 days from the closing.

Earnout Agreement

At the closing, Parent and Sponsor will enter into an Earnout Agreement (the “Earnout Agreement”), pursuant to which the Earnout Shares shall be subject to certain voting and transfer restrictions until such Earnout Shares vest in accordance with the terms of the Earnout Agreement. Pursuant to the Earnout Agreement, (i) 400,000 Earnout Shares vest and become unrestricted by the terms of the Earnout Agreement at such time as the volume weighted average price (“VWAP”) of a share of Parent common stock exceeds $11.50 (the “Minimum Price”) for 10 trading days in any 20 consecutive trading day period, and (ii) 1,600,000 Earnout Shares vest at such time as the VWAP of a share of Parent common stock exceeds $12.50 (the “Maximum Price”) for 10 trading days in any 20 consecutive trading day period. If Parent undergoes a change of control transaction on or prior to the second anniversary of the closing, all of the Earnout Shares (to the extent not previously vested) will automatically vest immediately prior to the consummation of such change of control. If Parent undergoes a change of control transaction (or enters into definitive agreements in respect of a change of control transaction) after the second anniversary but prior to the third anniversary of the closing, then (A) 400,000 Earnout Shares (to the extent not previously vested) will automatically vest immediately prior to such change of control to the extent the per-share of Parent common stock payable to the holders thereof in such change of control exceeds the Minimum Price, and (B) 1,600,000 Earnout Shares (to the extent not previously vested) will automatically vest immediately prior to such change of control to the extent the per-share of Parent common stock payable to the holders thereof in such change of control exceeds the Maximum Price.

Warrant Agreement

At the closing, Parent will enter into a Warrant Agreement (the “Warrant Agreement”) principally to (i) reflect that the warrants issuable thereunder constitute warrants exercisable for common stock of the Parent warrants (rather than the common stock of the Company), (ii) remove provisions in the warrant agreement, dated November 13, 2019, by and between the Company and Continental Stock Transfer & Trust Company that relate to the Company’s pre-closing status as a blank check company incorporated for the purpose of acquiring one or more operating businesses through a business combination (including delineations between public warrants, private placement warrants and working capital warrants, provisions related to the issuance of working capital warrants and provisions related to the Company’s initial public offering) and (iii) to reflect any other agreements amongst the Parent and the Company with respect to the terms of the Parent warrants to be issued pursuant to the Warrant Agreement. At the closing, Parent shall issue the Parent warrants that are required to be issued pursuant to the terms of the Warrant Agreement.

Amendments to the Insider Letter and Sponsor Registration and the Stockholders Rights Agreement

At the closing, the Company, (i) the Sponsor and the other parties to the Sponsor Letter Agreement, dated November 7, 2019 (the “Sponsor Letter Agreement”), will enter into an amendment, in a form mutually agreed in good faith between the Company, the Sponsor and Midco, pursuant to which (A) all references to “Founder Shares” or “Common Stock” (each as defined in the Sponsor Letter Agreement) will be deemed to be references to Parent common stock, (B) all references to “Private Placement Warrants” (as defined in the Sponsor Letter Agreement) will be deemed to be references to Parent warrants and (C) the Parent will have third-party beneficiary rights to enforce certain rights and obligations of the Sponsor Letter Agreement, and (ii) the Company, the Sponsor and the other parties to the Sponsor Registration and Stockholders Rights Agreement, dated November 13, 2019 (the “Sponsor Registration and Stockholder Rights Agreement”), will enter into an amendment to the Sponsor Registration and

Stockholders Rights Agreement (the “Sponsor Registration and Stockholders Rights Amendment”), in a form mutually agreed in good faith between the Company, the Sponsor and Midco, pursuant to which (A) all references to “Founder Shares” or “Common Stock” (each as defined in the Sponsor Registration and Stockholders Rights Agreement) will be deemed to be references to Parent common stock, (B) all references to “Private Placement Warrants” and “Working Capital Warrants” (each as defined in the Sponsor Registration and Stockholders Rights Agreement) will be deemed to be references to Parent warrants, (C) references to the registration rights to which the Sponsor may be entitled pursuant to the Investor Rights Agreement are appropriately updated for the transaction structure and (D) certain governance rights included in Article V are being removed and the governance rights included in the Form of Investor Rights Agreement will control.

The Business Combination Agreement has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the Business Combination Agreement and approve the Transactions.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Roger Fradin	67	Chairman
Brian Cook	49	Chief Executive Officer, Chief Financial Officer and Director
Mitchell Jacobson	70	Director
Mark Levy	72	Director
David M. Cote	68	Director

Roger Fradin, serves as our Chairman. Mr. Fradin has over 40 years of experience acquiring, building, and leading a diverse set of industrial businesses. Mr. Fradin began his career at Pittway Corporation where he held a variety of roles of increasing responsibility, including President and Chief Executive Officer of the Security and Fire Solutions segment, and helped lead an entrepreneurial team which transformed Pittway into a $2 billion world leader in electronic security and fire systems. In 2000, Pittway was acquired by Honeywell International Inc. (NYSE: HON), or Honeywell. Shortly thereafter, Mr. Fradin assumed the role of President and Chief Executive Officer of Honeywell Automation and Control Solutions, or ACS. In this role, Mr. Fradin transformed ACS from a business with $7 billion in sales in 2003 focused predominantly on the U.S. market to a $17 billion in sales (as of 2014) global business leader in the development and manufacture of environmental controls, life safety products, and building and process solutions. From 2000 to 2017, Mr. Fradin oversaw, directed, and integrated the acquisition of 60 companies at Honeywell, aggregating billions of dollars in deal value. Mr. Fradin’s strategy and execution for ACS helped create more than $85 billion of value to Honeywell’s shareholders. During his tenure at Honeywell, Mr. Fradin also served as Vice Chairman of Honeywell where he was responsible for acquisition strategy for all of Honeywell. After retiring from Honeywell, Mr. Fradin was named Chairman of Resideo Technologies, Inc. (NYSE: REZI), or Resideo, a leading provider of home comfort and security solutions. At Resideo, Mr. Fradin recruited the Chief Executive Officer, senior management team, and Board of Directors as well as installed all public company board processes and procedures. In addition to Resideo, Mr. Fradin currently sits on the boards of L3Harris Technologies Inc. (NYSE: LHX), Pitney Bowes Inc. (NYSE: PBI), GS Acquisition Holdings Corp. (NYSE: GSAH) and several of The Carlyle Group’s, or Carlyle, portfolio companies in his capacity as a Carlyle Operating Executive. Mr. Fradin holds a B.S. and M.B.A. from The Wharton School at the University of Pennsylvania. We believe Mr. Fradin’s significant expertise in business strategy and corporate finance and management experience makes him well qualified to serve as a director.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 shares of our Class A Common Stock (which includes Class A Common Stock that are underlying the Company’s Units) and 8,625,000 shares of our Class B Common Stock outstanding as of March [•], 2021. Voting power represents the combined voting power of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Common Stock and the Class B Common Stock vote together as a single class, except as required by law or stock exchange rule; provided that only holders of shares of Class B Common Stock have the right to vote on the election of the Company’s directors prior to the initial business combination. Currently, all of the shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis. The table below does not include the shares of Class A Common Stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)	Class B Common Stock Number of Shares Beneficially Owned		Class B Common Stock Approximate Percentage of Class	Class A Common Stock Number of Shares Beneficially Owned	Class A Common Stock Approximate Percentage of Class	Approximate Percentage of Voting Control
UBS O’Connor LLC(2)	—		—	1,000,000	2.9%	2.32%
Juniper Industrial Sponsor, LLC(3)	8,555,000		99.2%	—	—	19.84%
Roger Fradin(3)	8,555,000		99.2%	—	—	19.84%
Brian Cook(3)	8,555,000		99.2%	—	—	19.84%
Mark Levy	35,000	*		—	—	*
Mitchell Jacobson	35,000	*		—	—	*
All executive officers, directors and director nominees as a group (four individuals)	8,625,000		99.2%	—	—	19.84%

*	Less than one percent.
(i)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Juniper Industrial Holdings, Inc., 14 Fairmount Avenue, Chatham, New Jersey 07928.
(ii)

As of December 31, 2020, as reported on Schedule 13G filed by UBS O’Connor LLC (“UBS”). UBS serves as the investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited (“GLEA”) and (ii) Nineteen77 Global Merger Arbitrage Master Limited (“OGMA”). In such capacity, the UBS exercises voting and investment power over the shares of Class A Common Stock held for the account of GLEA and OGMA. UBS is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940, as amended. As a result, UBS may be deemed to have beneficial ownership of the shares of Class A Common Stock held for the account of GLEA and OGMA. The principal business office of the Reporting Person is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.

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

•	payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from August 12, 2019 (Inception) through December 31, 2019, including services in connection with our initial public offering totaled $50,985 and $57,005, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 and for the period from August 12, 2019 (Inception) through December 31, 2019, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2020 and for the period from August 12, 2019 (Inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2020 and for the period from August 12, 2019 (Inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Business Combination Agreement(1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Warrant Agreement, dated November 13, 2019, between the Company and Continental Stock Transfer & Trust Company.(3)

4.2	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.(4)

10.1	Sponsor Warrants Purchase Agreement, dated November 7, 2019 among the Company and Juniper Industrial Sponsor, LLC.(3)

10.2	Investment Management Trust Account Agreement, dated November 13, 2019, between the Company and Continental Stock Transfer & Trust Company.(3)

10.3	Registration and Stockholder Rights Agreement, dated November 13, 2019, between the Company, Juniper Industrial Sponsor, LLC and certain directors of the Company.(3)

10.4	Letter Agreement between the Company and Juniper Industrial Sponsor, LLC and each of the officers and directors of the Company.(3)

10.5	Administrative Support Agreement, dated November 13, 2019, between the Company and Juniper Industrial Sponsor, LLC.(3)

14.1	Code of Ethics(4)

31.1	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 22, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 29, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2019.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2021

JUNIPER INDUSTRIAL HOLDINGS, INC.

/s/ Brian Cook
Name: Brian Cook
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger Fradin	Chairman	March 18, 2021
Roger Fradin

/s/ Brian Cook	Chief Executive Officer, Chief Financial Officer and Director	March 18, 2021
Brian Cook	(Principal Financial and Financial Officer)

/s/ Mitchell Jacobson	Director	March 18, 2021
Mitchell Jacobson

/s/ Mark Levy	Director	March 18, 2021
Mark Levy

/s/ David M. Cote	Director	March 18, 2021
David M. Cote