Form 10-K/A
period 2020-12-31
Juniper Industrial Holdings, Inc.
filed 2021-04-26
CIK 1787791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 21, 2021, 34,500,000 shares of Class A Common Stock (which includes shares of Class A Common Stock that are underlying the Company’s Units), par value $0.0001, and 8,625,000 shares of Class B common stock, par value $0.0001 (the “Class B Common Stock”), were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “JIH,” “company” or “our company” are to Juniper Industrial Holdings, Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Juniper Industrial Holdings, Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 13, 2019, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from August 12, 2019 (Inception) through December 31, 2019 and the year ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on November 13, 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

2

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report (Amendment No. 1) on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K/A. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K/A.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2019. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2019 Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The SEC required that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of JIH’s financial statements in April 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in JIH’s reported financial information and could subject JIH to civil or criminal penalties or shareholder litigation. JIH could face monetary judgments, penalties or other sanctions that could have a material adverse effect on JIH’s business, financial condition and results of operations and could cause its stock price to decline.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by JIH based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K/A should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In this Annual Report of Juniper Industrial Holdings, Inc. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating periods beginning with the period from August 12, 2019 (Inception) through December 31, 2019 through the year ended December 31, 2020 (collectively, the “Affected Periods”).

The restatement results from our prior accounting for our Public Warrants and Private Placement Warrants issued in connection with our initial public offering in November 2019 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance on November 2019, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from August 12, 2019 (Inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on November 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows from operations or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective as of December 31, 2020, due solely to the material weakness in our internal controls over financial reporting, with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

The foregoing descriptions of the Business Combination Agreement and ancillary agreements are qualified in their entirety by reference to the full text of the Agreements, copies of which were filed with the SEC as Current Reports on Form 8-K on December 21, 2020 and which are incorporated herein by reference.

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

For the year ended December 31, 2020, we had net loss of approximately $29.4 million, which consisted of approximately $2.2 million generated from interest income earned in operating account, interest earned on marketable securities held in Trust Account, and an unrealized gain on marketable securities held in Trust, offset by a $26.6 million change in fair value of warrant liabilities, $4.2 million in general and administrative expenses, approximately $0.2 million in franchise tax expense and approximately $0.6 million in income tax expense.

For the period from August 12, 2019 (inception) through December 31, 2019, we had net income of approximately $2 million, which consisted of approximately $715,000 generated from interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized gain on marketable securities held in Trust Account, offset by a $4.8 million change in fair value of warrant liabilities, approximately $187,000 in general and administrative expenses, approximately $77,000 in franchise tax expenses and approximately $129,000 in income tax expenses.

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

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 27,215,323 and 30,283,584 shares of Class A common stock subject to possible redemption, respectively, is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 27,215,323 and 30,283,584 shares of common stock subject to possible redemption at December 31, 2020 and 2019, respectively, has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 27,400,000 shares of our common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 17,250,000 common stock warrants to investors in our Initial Public Offering and issued 10,150,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Black-Scholes option pricing model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the market price of such warrants.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages 64 through 84 comprising a portion of this Report.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	65
Financial Statements:
Balance Sheets as of December 31, 2020 and 2019 (Restated)	66
Statements of Operations for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019 (Restated)	67
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019 (Restated)	68
Statements of Cash Flows for the year ended December 31, 2020 and for the period from August 12, 2019 (inception) through December 31, 2019 (Restated)	69
Notes to Financial Statements	70

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

Restatement of 2020 and 2019 Financial Statements.

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from August 12, 2019 (inception) through December 31, 2019, have been restated.

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

Hartford, CT

March 18, 2021, except for the effects of the restatement discussed in Notes 2, 7 and 9, as to which the date is April 23, 2021

JUNIPER INDUSTRIAL HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2020	2019
	(Restated)
Assets:
Current assets:
Cash	$1,789,687	$2,456,150
Prepaid expenses and other current assets	136,012	275,686

Total current assets	1,925,699	2,731,836
Cash and marketable securities held in Trust Account	347,472,903	345,714,541

Total assets	$349,398,602	$348,446,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,218	$75,406
Accrued expenses	3,723,443	166,318
Accrued expenses - related party	—	20,000
Franchise tax payable	130,974	77,310
Income tax payable	329,661	128,824

Total current liabilities	4,195,296	467,858
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	54,070,000	27,462,000

Total liabilities	70,340,296	40,004,858
Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 27,215,323 and 30,283,584 shares subject to possible redemption at $10.07 and $10.02 per share at December 31, 2020 and 2019, respectively	274,058,304	303,441,511
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 7,284,677 and 4,216,416 shares issued and outstanding (excluding 27,215,323 and 30,283,584 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	728	422
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	37,729,162	-
(Accumulated Deficit) Retained earnings	(32,730,751)	4,998,723

Total stockholders’ equity	5,000,002	5,000,008

Total Liabilities and Stockholders’ Equity	$349,398,602	$348,446,377

The accompanying notes are an integral part of these financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND FOR THE PERIOD FROM AUGUST 12, 2019

(INCEPTION) THROUGH DECEMBER 31, 2019

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
	(Restated)
General and administrative expenses	$4,200,717	$186,884
Franchise tax expense	200,050	77,310

Loss from operations	(4,400,767)	(264,194)
Other income:
Change in fair value of derivative warrant liabilities	(26,608,000)	4,829,500
Interest income in operating account	1,390	100
Interest earned on marketable securities held in Trust Account	2,225,201	690,662
Unrealized gain on marketable securities held in Trust Account	6,221	23,879

(Loss) Income before income tax expense	(28,775,955)	5,279,947
Income tax expense	(618,682)	(128,824)

Net (loss) income	$(29,394,637)	$5,151,123

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	29,869,873	29,840,997

Basic and diluted net income per share, common stock subject to redemption	$0.04	$0.01

Weighted average shares outstanding of common stock, basic and diluted	13,255,127	9,767,329

Basic and diluted net income (loss) per share, common stock	$(2.30)	$0.48

The accompanying notes are an integral part of these financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020 AND FOR THE PERIOD FROM AUGUST 12, 2019

(INCEPTION) THROUGH DECEMBER 31, 2019

	Common Stock
	Class A		Class B		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - August 12, 2019 (inception)	—	$—	—	$—	$—	$—	$-
Issuance of Class B common stock to Sponsor (“Founder Shares”)	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, gross	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	(19,593,104)	—	(19,593,104)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	10,150,000	—	10,150,000
Fair value of derivative warrant liabilities issued in public offering and private placement	—	—	—	—	(32,291,500)		(32,291,500)
Common stock subject to possible redemption	(30,283,584)	(3,028)	—	—	(303,286,083)	(152,400)	(303,441,511)
Net income	—	—	—	—	—	5,151,123	5,151,123

Balance - December 31, 2019 (Restated)	4,216,416	$422	8,625,000	$863	—	$4,998,723	$5,000,008
Additional offering costs	—	—	—	—	11,424	—	11,424
Class A common stock subject to possible redemption	3,068,261	306	—	—	37,717,738	(8,334,837)	29,383,207
Net loss	—	—	—	—	—	(29,394,637)	(29,394,637)

Balance - December 31, 2020 (Restated)	7,284,677	$728	8,625,000	$863	$37,729,162	$(32,730,751)	$5,000,002

(1)	This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
	(Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(29,394,637)	$5,151,123
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust	(2,225,201)	(690,662)
Unrealized gain on marketable securities held in Trust	(6,221)	(23,879)
Change in fair value of warrant liabilities	26,608,000	(4,829,500)
Changes in operating assets and liabilities:
Prepaid expenses	139,674	(275,686)
Accounts payable	10,061	1,157
Accrued expenses	3,642,125	81,318
Accrued expenses - related party	(20,000)	20,000
Franchise tax payable	53,664	77,310
Income tax payable	200,837	128,824

Net cash used in operating activities	(991,698)	(359,995)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Withdrawal from Trust Account for income and franchise taxes	473,060	—

Net cash provided by (used in) investing activities	473,060	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from note payable to related party	—	97,031
Repayment of note payable from related parties	—	(97,031)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	10,150,000
Reimbursement from underwriters for certain offering costs	—	315,000
Payment of offering costs	(147,825)	(7,673,855)

Net cash provided by financing activities	(147,825)	347,816,145

Net change in cash	(666,463)	2,456,150
Cash - beginning of the period	2,456,150	—

Cash - end of the period	$1,789,687	$2,456,150

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$417,845	$—

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$(29,383,207)	$5,123,752

Initial value of common stock subject to possible redemption	$—	$298,317,760

Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000

Deferred offering costs included in accrued expenses	$—	$85,000

Deferred offering costs included in accounts payable	$—	$74,249

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

The Company’s sponsor is Juniper Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 7, 2019. The Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.59 million, inclusive of approximately $12.08 million in deferred underwriting commissions (Note 6). Each Unit consists of one share of Class A common stock and one half of one redeemable warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,150,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $10.15 million (Note 5).

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as it may be amended and restated, the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of such Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, Targets or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loans from the Sponsor of approximately $97,000. The loan was repaid in full on November 15, 2019. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the Private Placement.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the periods beginning with the period from August 12, 2019 (Inception) through December 31, 2019 through the year ended December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2— Restatement of Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in November 2019, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance on November 2019, the Company’s warrants were accounted for as equity within the Company’s previously reported financial statements, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on November 7, 2019, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from August 12, 2019 (Inception) through December 31, 2019 through the year ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 34,500,000 Units and the sale of Private Placement warrants completed on November 7, 2019. Each Unit consists of one of the Company’s shares of Class A common stock, $0.0001 par value and one-half of one redeemable warrant. Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Warrants will expire worthless five years from the date of issuance. The material terms of the warrants are more fully described in Note 7—Warrants. See revised Footnote 9 – Fair Value Measurements for the estimated fair value of the warrants and a discussion of the inputs used to estimate the fair value.

Impact of the Restatement

The impact of the restatement on the Balance Sheet, Statement of Operations and Statement of Cash Flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$349,398,602	$—	$349,398,602

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$4,195,296	$—	$4,195,296
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	54,070,000	54,070,000

Total liabilities	16,270,296	54,070,000	70,340,296
Class A common stock, $0.0001 par value; shares subject to possible redemption	328,128,299	(54,069,995)	274,058,304
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock—$0.0001 par value	188	540	728
Class B common stock—$0.0001 par value	863	—	863
Additional paid-in-capital	7,463,970	30,265,192	37,729,162
Accumulated deficit	(2,465,014)	(30,265,737)	(32,730,751)

Total stockholders’ equity	5,000,007	(5)	5,000,002

Total liabilities and stockholders’ equity	$349,398,602	$—	$349,398,602

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(4,400,767)	$—	$(4,400,767)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(26,608,000)	(26,608,000)
Interest income from operating account	1,390	—	1,390
Interest income and unrealized gains from investments held in Trust Account	2,231,422	—	2,231,422

Total other (expense) income	2,232,812	(26,608,000)	(24,375,188)

Loss before income tax expense	(2,167,955)	(26,608,000)	(28,775,955)
Income tax expense	618,682	—	618,682

Net loss	$(2,786,637)	$(26,608,000)	$(29,394,637)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	32,984,807	—	29,869,873
Basic and diluted net income per share, common stock subject to redemption	$0.04	—	$0.04
Weighted average shares outstanding of common stock, basic and diluted	10,140,193	—	13,255,127
Basic and diluted net loss per share, common stock	$(0.41)	—	$(2.30)

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(2,786,637)	$(26,608,000)	$(29,394,637)
Adjustment to reconcile net loss to net cash used in operating activities	1,794,939	26,608,000	28,402,939
Net cash used in operating activities	(991,698)	—	(991,698)
Net cash provided by investing activities	473,060	—	473,060
Net cash used in financing activities	(147,825)	—	(147,825)

Net change in cash	$(666,463)	$—	$(666,463)

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	(2,775,217)	(26,607,990)	(29,383,207)

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$349,757,739	$—	$349,757,739

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,880,414	$—	$1,880,414
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	48,214,000	48,214,000

Total liabilities	13,955,414	48,214,000	62,169,414
Class A common stock, $0.0001 par value; shares subject to possible redemption	330,802,316	(48,213,992)	282,588,324
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock—$0.0001 par value	162	485	647
Class B common stock—$0.0001 par value	863	—	863
Additional paid-in-capital	4,789,979	24,409,243	29,199,222
(Accumulated Deficit) Retained earnings	209,005	(24,409,736)	(24,200,731)

Total stockholders’ equity	5,000,009	(8)	5,000,001

Total liabilities and stockholders’ equity	$349,757,739	$0	$349,757,739

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(1,183,520)	$—	$(1,183,520)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(21,229,500)	(21,229,500)
Interest income from operating account	58	—	58
Interest income and unrealized gains from investments held in Trust Account	102,116	—	102,116

Total other (expense) income	102,174	(21,229,500)	(21,127,326)

Loss before income tax expense	(1,081,346)	(21,229,500)	(22,310,846)
Income tax expense	14,447		14,447

Net loss	$(1,095,793)	$(21,229,500)	$(22,325,293)

Basic and Diluted weighted-average Class A common shares outstanding	10,101,853	—	12,869,733
Basic and Diluted net loss per Class A common shares	$(0.11)	—	$(1.74)

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(1,645,537)	$—	$(1,645,537)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(20,752,000)	(20,752,000)
Interest income from operating account	1,343	—	1,343
Interest income and unrealized gains from investments held in Trust Account	2,140,182	—	2,140,182

Total other (expense) income	2,141,525	(20,752,000)	(18,610,475)

Income (loss) before income tax expense	495,988	(20,752,000)	(20,256,012)
Income tax expense	608,606	—	608,606

Net loss	$(112,618)	$(20,752,000)	$(20,864,618)

Weighted average shares outstanding of common stock, basic and diluted	10,105,017	—	12,635,899
Basic and diluted net loss per share, common stock	$(0.14)	—	$(1.74)

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(112,618)	$(20,752,000)	$(20,864,618)
Adjustment to reconcile net loss to net cash used in operating activities	(596,558)	20,752,000	20,155,442
Net cash used in operating activities	(709,176)	—	(709,176)
Net cash provided by investing activities	259,413	—	259,413
Net cash provided by financing activities	—	—	—

Net change in cash	$(449,763)	$—	$(449,763)

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	(101,200)	(20,751,986)	(20,853,186)

	As of June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$350,047,016	$—	$350,047,016

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,073,898	$—	$1,073,898
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	26,984,500	26,984,500

Total liabilities	13,148,898	26,984,500	40,133,398
Class A common stock, $0.0001 par value; shares subject to possible redemption	331,898,115	(26,984,507)	304,913,608
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock—$0.0001 par value	148	274	422
Class B common stock—$0.0001 par value	863	—	863
Additional paid-in-capital	3,694,194	3,179,969	6,874,163
(Accumulated Deficit) Retained earnings	1,304,798	(3,180,236)	(1,875,438)

Total stockholders’ equity	5,000,003	7	5,000,010

Total liabilities and stockholders’ equity	$350,047,016	$0	$350,047,016

	Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(157,050)	$—	$(157,050)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(6,667,000)	(6,667,000)
Interest income from operating account	72	—	72
Interest income and unrealized gains from investments held in Trust Account	108,475	—	108,475

Total other (expense) income	108,547	(6,667,000)	(6,558,453)

Loss before income tax expense	(48,503)	(6,667,000)	(6,715,503)
Income tax expense	158,722	—	158,722

Net loss	$(207,225)	$(6,667,000)	$(6,874,225)

Weighted average shares outstanding of common stock, basic and diluted	10,112,541	—	12,200,753
Basic and diluted net loss per share, common stock	$(0.02)	—	$(0.56)

	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(462,017)	$—	$(462,017)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	477,500	477,500
Interest income from operating account	1,285	—	1,285
Interest income and unrealized gains from investments held in Trust Account	2,038,066	—	2,038,066

Total other income	2,039,351	477,500	2,516,851

Income before income tax expense	1,577,334	477,500	2,054,834
Income tax expense	594,159	—	594,159

Net income	$983,175	$477,500	$1,460,675

Weighted average shares outstanding of common stock, basic and diluted	10,105,435	—	12,517,564
Basic and diluted net income (loss) per share, common stock	$(0.03)	—	$0.02

	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$983,175	$477,500	$1,460,675
Adjustment to reconcile net income to net cash used in operating activities	(1,339,697)	(477,500)	(1,817,197)
Net cash used in operating activities	(356,522)	—	(356,522)
Net cash provided by investing activities	259,413	—	259,413
Net cash provided by financing activities	—	—	—

Net change in cash	$(97,109)	$—	$(97,109)

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	994,599	477,499	1,472,098

	As of March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$350,220,814	$—	$350,220,814

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,040,471	$—	$1,040,471
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	20,317,500	20,317,500

Total liabilities	13,115,471	20,317,500	33,432,971
Class A common stock, $0.0001 par value; shares subject to possible redemption	332,105,338	(20,317,501)	311,787,837
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock—$0.0001 par value	149	208	357
Class B common stock—$0.0001 par value	863	—	863
Additional paid-in-capital	3,486,970	(3,486,970)	—
Retained earnings	1,512,023	3,486,764	4,998,787

Total stockholders’ equity	5,000,005	1	5,000,006

Total liabilities and stockholders’ equity	$350,220,814	$0	$350,220,814

	Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(304,967)	$—	$(304,967)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	7,144,500	7,144,500
Interest income from operating account	1,213	—	1,213
Interest income and unrealized gains from investments held in Trust Account	1,929,591	—	1,929,591

Total other income	1,930,804	7,144,500	9,075,304

Loss before income tax expense	1,625,837	7,144,500	8,770,337
Income tax expense	435,437	—	435,437

Net income	$1,190,400	$7,144,500	$8,334,900

Weighted average shares outstanding of common stock, basic and diluted	10,100,827	—	12,834,375
Basic and diluted net income (loss) per share, common stock	$(0.02)	—	$0.55

	Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$1,190,400	$7,144,500	$8,334,900
Adjustment to reconcile net income to net cash used in operating activities	(1,305,071)	(7,144,500)	(8,449,571)
Net cash used in operating activities	(114,671)	—	(114,671)
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	—	—	—

Net change in cash	$(114,671)	$—	$(114,671)

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	1,201,822	7,144,504	8,346,326

	As of December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$348,446,377	$—	$348,446,377

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$467,858	$—	$467,858
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	27,462,000	27,462,000

Total liabilities	12,542,858	27,462,000	40,004,858
Class A common stock, $0.0001 par value; shares subject to possible redemption	330,903,516	(27,462,005)	303,441,511
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock—$0.0001 par value	148	274	422
Class B common stock—$0.0001 par value	863	—	863
Additional paid-in-capital	4,677,369	(4,677,369)	—
Accumulated deficit	321,623	4,677,100	4,998,723

Total stockholders’ equity	5,000,003	5	5,000,008

Total liabilities and stockholders’ equity	$348,446,377	$—	$348,446,377

	Period From August 12, 2019 (Inception) Through December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(264,194)	$—	$(264,194)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	4,829,500	4,829,500
Interest income from operating account	100	—	100
Interest income and unrealized gains from investments held in Trust Account	714,541	—	714,541

Total other (expense) income	714,641	4,829,500	5,544,141

Loss before income tax expense	450,447	4,829,500	5,279,947
Income tax expense	128,824	—	128,824

Net Income (loss)	$321,623	$4,829,500	$5,151,123

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	33,060,179	—	29,840,997
Basic and diluted net income per share, common stock subject to redemption	$0.04	—	$0.01
Weighted average shares outstanding of common stock, basic and diluted	8,505,410	—	9,767,329
Basic and diluted net income (loss) per share, common stock	$0.41	—	$0.48

	Period From August 12, 2019 (Inception) Through December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net Income	$321,623	$4,829,500	$5,151,123
Adjustment to reconcile net loss to net cash used in operating activities	(681,618)	(4,829,500)	(5,511,118)
Net cash used in operating activities	(359,995)	—	(359,995)
Net cash used in investing activities	(345,000,000)	—	(345,000,000)
Net cash provided by financing activities	347,816,145	—	347,816,145

Net change in cash	$2,456,150	$—	$2,456,150

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	294,256	4,829,496	5,123,752
Initial value of common stock subject to possible redemption	330,609,260	(32,291,500)	298,317,760

Note 3—Summary of Significant Accounting Policies

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 17,250,000 Public Warrants issued in connection with the Initial Public Offering and the 10,150,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes option pricing model each measurement date. The fair value of Public Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 27,215,323 and 30,283,584 shares of Class A common stock subject to possible redemption, respectively is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net (loss) income per common share:

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
	(Restated)
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$1,760,146	$627,224
Less: Income from investments held in Trust Account used to pay for income taxes and franchise taxes	(645,816)	(180,944)

Net income attributable to Class A Common stock subject to possible redemption	$1,114,330	$446,280

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	29,869,873	29,840,997

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.04	$0.01

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(29,394,637)	$5,151,123
Net income allocable to Class A Common stock subject to possible redemption	(1,114,330)	(446,280)

Non-Redeemable Net (Loss) Income	$(30,508,967)	$4,704,843

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,255,127	9,767,329

Basic and diluted net (loss) income per share, Non-redeemable common stock	$(2.30)	$0.48

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

Note 4—Initial Public Offering

On November 13, 2019, the Company sold 34,500,000 Units, including 4,500,000 Over-Allotment Units, at a price of $10.00 per Unit, generating gross proceeds of $345.00 million, and incurring offering costs of approximately $19.59 million, inclusive of approximately $12.08 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (Note 7).

Note 5—Related Party Transactions

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

Note 6—Commitments

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

Note 7—Derivative Warrant Liabilities

As of both December 31, 2020 and 2019, the Company has 17,250,000 and 10,150,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 34,500,000 shares of Class A common stock issued or outstanding, including 27,215,323 and 30,283,584 shares of Class A common stock subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$347,472,903	$—	$—
Liabilities:
Derivative warrant liabilities- Public Warrants (restated)	$31,740,000	$—	$—
Derivative warrant liabilities- Private Placement Warrants (restated)	—	—	22,330,000

December 31, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$345,714,541	$—	$—
Liabilities:
Derivative warrant liabilities- Public Warrants (restated)	$13,455,000	$—	$—
Derivative warrant liabilities- Private Placement Warrants (restated)	—	—	14,007,000

Approximately $2,800 and $1,400 of the balance held in Trust Account was held in cash as of December 31, 2020 and 2019, respectively.

Public Warrants issued in connection with the Initial Public Offering were valued based on the warrant’s quoted the market price.

As of December 31, 2020 and 2019, the estimated fair value of Private Placement Warrants was determined using a Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	At issuance	As of December 31, 2019	As of December 31, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.56	$9.95	$10.71
Volatility	20.0%	20.0%	25%
Probability of completing a Business Combination	88.0%	88%	100%
Term	5.25	5.25	5.23
Risk-free rate	1.79%	1.75%	0.39%
Dividend yield	0.0%	0.0%	0.0%

The change in fair value of the derivative warrant liabilities through December 31, 2020 is as follows:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities at August 12, 2019 (inception)	$—	$—	$—
Issuance of Public and Private Warrants	20,010,000	12,281,500	32,291,500
Change in fair value of warrant liabilities	(6,555,000)	1,725,500	(4,829,500)

Derivative warrant liabilities at December 31, 2019	$13,455,000	$14,007,000	$27,462,000
Change in fair value of warrant liabilities	18,285,000	8,323,000	26,608,000

Derivative warrant liabilities at December 31, 2020	$31,740,000	$22,330,000	$54,070,000

Note 10 – Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Startup/organizational costs	$1,233,018	$39,232
Other	804	—

Total deferred tax assets	1,233,822	39,232

Valuation Allowance	(1,228,651)	(34,217)
Deferred tax liabilities:
Unrealized gain on marketable securities held in Trust Account	—	(5,015)
Other	(5,171)	—

Total deferred tax liabilities	(5,171)	(5,015)

Net Deferred tax assets/(liabilities), net of allowance	$—	$—

The income tax provision consists of the following:

	For the Year Ended December 31, 2020	For the Period from August 12, 2019 (Inception) through December 31, 2019
Current
Federal	$380,029	$128,824
State	238,653	—
Deferred
Federal	(880,620)	(34,217)
State	(313,814)	—
Change in valuation allowance	1,194,434	34,217

Income tax provision expense	$618,682	$128,824

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019
	(Restated)
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	9.0%	—
Derivative warrant liability	-27.7%	-19.21%
Valuation allowance	-4.4%	0.6%
Other permanent items	0.2%	—

Income tax provision expense	-2.1%	2.4%

The Company’s major tax jurisdiction is the United States. All of the Company’s tax years will remain open three years for examination by the Federal authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 11—Proposed Business Combination and Related Transactions

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

Note 12—Subsequent Events

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

In the table below, percentage ownership is based on 34,500,000 shares of our Class A Common Stock (which includes Class A Common Stock that are underlying the Company’s Units) and 8,625,000 shares of our Class B Common Stock outstanding as of March 17, 2021. Voting power represents the combined voting power of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Common Stock and the Class B Common Stock vote together as a single class, except as required by law or stock exchange rule; provided that only holders of shares of Class B Common Stock have the right to vote on the election of the Company’s directors prior to the initial business combination. Currently, all of the shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis. The table below does not include the shares of Class A Common Stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Business Combination Agreement(1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Warrant Agreement, dated November 13, 2019, between the Company and Continental Stock Transfer & Trust Company.(3)

4.2	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.(4)

10.1	Sponsor Warrants Purchase Agreement, dated November 7, 2019 among the Company and Juniper Industrial Sponsor, LLC.(3)

10.2	Investment Management Trust Account Agreement, dated November 13, 2019, between the Company and Continental Stock Transfer & Trust Company.(3)

10.3	Registration and Stockholder Rights Agreement, dated November 13, 2019, between the Company, Juniper Industrial Sponsor, LLC and certain directors of the Company.(3)

10.4	Letter Agreement between the Company and Juniper Industrial Sponsor, LLC and each of the officers and directors of the Company.(3)

10.5	Administrative Support Agreement, dated November 13, 2019, between the Company and Juniper Industrial Sponsor, LLC.(3)

14.1	Code of Ethics(4)

31.1	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 22, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 29, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2019.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A, filed with the SEC on March 30, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2021

JUNIPER INDUSTRIAL HOLDINGS, INC.

/s/ Brian Cook
Name: Brian Cook
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger Fradin	Chairman	April 23, 2021
Roger Fradin

/s/ Brian Cook	Chief Executive Officer, Chief Financial Officer and Director	April 23, 2021
Brian Cook	(Principal Financial and Financial Officer)

/s/ Mitchell Jacobson	Director	April 23, 2021
Mitchell Jacobson

/s/ Mark Levy	Director	April 23, 2021
Mark Levy

/s/ David M. Cote	Director	April 23, 2021
David M. Cote