Form 10-Q
period 2021-03-31
Juniper Industrial Holdings, Inc.
filed 2021-05-17
CIK 1787791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 34,500,000 shares of Class A Common Stock (which includes shares of Class A Common Stock that are underlying the Company’s Units), par value $0.0001, and 8,625,000 shares of Class B common stock, par value $0.0001 (the “Class B Common Stock”), were issued and outstanding.

JUNIPER INDUSTRIAL HOLDINGS, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$858,532	$1,789,687
Prepaid expenses and other current assets	164,325	136,012

Total current assets	1,022,857	1,925,699
Cash and marketable securities held in Trust Account	347,371,282	347,472,903

Total assets	$348,394,139	$349,398,602

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$24,852	$11,218
Accrued expenses	5,447,970	3,723,443
Franchise tax payable	43,171	130,974
Income tax payable	325,311	329,661

Total current liabilities	5,841,304	4,195,296
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	81,541,500	54,070,000

Total liabilities	99,457,804	70,340,296
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 24,248,144 and 27,215,323 shares subject to possible redemption at $10.06 and $10.07 per share at March 31, 2021 and December 31, 2020, respectively	243,936,330	274,058,304
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 10,251,856 and 7,284,677 shares issued and outstanding (excluding 24,248,144 and 27,215,323 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,025	728
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	67,850,839	37,729,162
Accumulated Deficit	(62,852,722)	(32,730,751)

Total stockholders’ equity	5,000,005	5,000,002

Total Liabilities and Stockholders’ Equity	$348,394,139	$349,398,602

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
General and administrative expenses	$2,641,049	$254,917
Franchise tax expense	50,000	50,050

Loss from operations	(2,691,049)	(304,967)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(27,471,500)	7,144,500
Interest income in operating account	45	1,213
Interest earned on marketable securities held in Trust Account	34,479	1,337,239
Unrealized gain on marketable securities held in Trust Account	1,704	592,352

(Loss) Income before income tax expense	(30,126,321)	8,770,337
Income tax benefit (expense)	4,350	(435,437)

Net (loss) income	$(30,121,971)	$8,334,900

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	27,182,354	30,290,702

Basic and diluted net income per share, common stock subject to redemption	$0.00	$0.04

Weighted average shares outstanding of common stock, basic and diluted	15,942,646	12,834,375

Basic and diluted net (loss) income per share, common stock	$(1.89)	$0.55

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	7,284,677	$728	8,625,000	$863	37,729,162	$(32,730,751)	$5,000,002
Class A common stock subject to possible redemption	2,967,179	297	—	—	30,121,677	—	30,121,974
Net loss	—	—	—	—	—	(30,121,971)	(30,121,971)

Balance -March 31, 2021 (unaudited)	10,251,856	$1,025	8,625,000	$863	$67,850,839	$(62,852,722)	$5,000,005

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—December 31, 2019	4,216,416	$422	8,625,000	$863	—	$4,998,723	$5,000,008
Additional offering costs	—	—	—	—	11,424	—	11,424
Class A common stock subject to possible redemption	(647,749)	(65)	—	—	(11,424)	(8,334,837)	(8,346,326)
Net income	—	—	—	—	—	8,334,900	8,334,900

Balance -March 31, 2020 (unaudited)	3,568,667	$357	8,625,000	$863	$—	$4,998,786	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUNIPER INDUSTRIAL HOLDINGS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(30,121,971)	$8,334,900
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust	(34,479)	(1,337,239)
Unrealized gain on marketable securities held in Trust	(1,704)	(592,352)
Change in fair value of derivative warrant liabilities	27,471,500	(7,144,500)
Changes in operating assets and liabilities:
Prepaid expenses	(28,313)	40,483
Accounts payable	13,634	(17,500)
Accrued expenses	1,724,527	86,050
Accrued expenses—related party	—	30,000
Franchise tax payable	(87,803)	50,050
Income tax payable	(4,350)	435,437

Net cash used in operating activities	(1,068,959)	(114,671)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for franchise taxes	137,804	—

Net cash provided by investing activities	137,804	—

Net change in cash	(931,155)	(114,671)
Cash—beginning of the period	1,789,687	2,456,150

Cash—end of the period	$858,532	$2,341,479

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$(30,121,974)	$8,346,326

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 12, 2019 (inception) through March 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering held in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2021, the Company had approximately $0.9 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although all of the net proceeds of the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) excluding the amount of any deferred underwriting discount held in trust and taxes on the income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Going Concern Considerations

As indicated in the accompanying financial statements, at March 31, 2021, the Company had approximately $0.9 million in cash, and a working capital deficit of approximately $4.4 million (not taking into account franchise and income tax obligations), and approximately $2.4 million of interest available to pay for its taxes, after $0.1 million was withdrawn during the three months ended March 31, 2021.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amended Annual Report filed by the Company with the SEC on April 26, 2021.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements, primarily due to their short in nature.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and marketable securities held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2021, the Company withdrew $0.1 million from the Trust Account for the payment of income and franchise tax.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 24,248,144 and 27,215,323 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company’s unaudited statements of operations include a presentation of net income per share for common shares subject to possible redemption in a manner similar to the two-class method of net (loss) income per share. Net (loss) income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended March 31,
	2021	2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$25,429	$1,730,071
Less: Income from investments held in Trust Account used to pay for income taxes and franchise taxes	(14,815)	(435,288)

Net income attributable to Class A Common stock subject to possible redemption	$10,615	$1,294,784

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	27,182,354	30,290,702

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(30,121,971)	$8,334,900
Net income allocable to Class A Common stock subject to possible redemption	(10,615)	(1,294,784)

Non-Redeemable Net Loss	$(30,132,586)	$7,040,116

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	15,942,646	12,834,375

Basic and diluted net (loss) income per share, Non-redeemable common stock	$(1.89)	$0.55

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $2.0 million and $1.2 million, respectively, which has a full valuation allowance recorded against it.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest earned on marketable securities held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0% and 5%, respectively. The effective tax rate for the three months ended March 31, 2021 differs from the expected income tax rate due to start-up costs (discussed above) which are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred $30,000 and $30,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had $0 in accrued expenses for related party in connection with such services in the accompanying balance sheets.

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

Note 6- Derivative Warrant Liabilities

As of both March 31, 2021 and December 31, 2020, the Company has 17,250,000 and 10,150,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 34,500,000 shares of Class A common stock issued or outstanding, including 24,248,144 and 27,215,323 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$347,371,282	$—	$—
Liabilities:
Derivative warrant liabilities- Public Warrants	$47,437,500	$—	$—
Derivative warrant liabilities- Private Placement Warrants	—	—	34,104,000

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$347,472,903	$—	$—
Liabilities:
Derivative warrant liabilities- Public Warrants	$31,740,000	$—	$—
Derivative warrant liabilities- Private Placement Warrants	—	—	22,330,000

Approximately $2,300 and $2,800 of the balance held in Trust Account was held in cash as of March 31, 2021 and December 31, 2020, respectively.

Public Warrants issued in connection with the Initial Public Offering were valued based on the warrant’s quoted the market price.

As of March 31, 2021 and December 31, 2020, the estimated fair value of Private Placement Warrants was determined using a Black-Scholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$12.40	$10.71
Volatility	25.0%	25%
Probability of completing a Business Combination	100%	100%
Term	5.1	5.23
Risk-free rate	0.93%	0.39%
Dividend yield	0.0%	0.0%

The change in fair value of the derivative warrant liabilities during the three months ended March 31, 2021 and 2020 is as follows:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities at December 31, 2019	$13,455,000	$14,007,000	$27,462,000
Change in fair value of warrant liabilities	(3,795,000)	(3,349,500)	(7,144,500)
Derivative warrant liabilities at March 31, 2020	$9,660,000	$10,657,500	$20,317,500

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities at December 31, 2020	$31,740,000	$22,330,000	$54,070,000
Change in fair value of warrant liabilities	15,697,500	11,774,000	27,471,500
Derivative warrant liabilities at March 31, 2021	$47,437,500	$34,104,000	$81,541,500

Note 9 – Proposed Business Combination and Related Transactions

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

Going Concern Considerations

As indicated in the accompanying financial statements, at March 31, 2021, we had approximately $0.9 million in cash, and a working capital deficit of approximately $4.4 million (not taken into account franchise and income tax obligations), and approximately $2.4 million of interest available to pay for our taxes, after approximately $0.1 million was withdrawn during the three months ended March 31, 2021.

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

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $30.1 million, which consisted of approximately $36,000 generated from the combination of interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized gain on marketable securities held in Trust Account, offset by approximately $27.5 million change in fair value of derivative warrant liabilities, $2.6 million in general and administrative expenses, approximately $50,000 in franchise tax expenses and approximately $4,000 in income tax benefit.

For the three months ended March 31, 2020, we had net income of approximately $8.3 million, which consisted of approximately $1.9 million generated from the combination of interest income earned in operating account, interest earned on marketable securities held in Trust Account, and unrealized gain on marketable securities held in Trust Account, $7.1 million in change in fair value of derivative warrant liabilities, offset by approximately $255,000 in general and administrative expenses, approximately $50,000 in franchise tax expenses and approximately $435,000 in income tax expenses.

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

Administrative Services Agreement

Upon closing of the Initial Public Offering and continuing until the earlier of our consummation of a Business Combination or liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. We incurred $30,000 and $30,000 in expenses in connection with such services and recorded in general and administrative expenses in the statement of operations for the three months ended March 31, 2021 and 2020, respectively.

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 24,248,144 and 27,215,323 shares of Class A common stock subject to possible redemption, respectively, is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on April 26, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 17, 2021	By:	/s/ Brian Cook
	Name:	Brian Cook
	Title:	Chief Executive Officer and Chief Financial Officer